Form 10-Q
period 1999-03-31
BIZNESS ONLINE COM
filed 1999-06-25
CIK 1079406

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from .................. to ..................


   Commission file number  0-25957
                           -------

                             -----------------------

                             BIZNESSONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)
                         ------------------------------

      DELAWARE                                                    06-1519132
      --------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                  1720 ROUTE 34
                                  P.O. BOX 1347
                             WALL, NEW JERSEY 07719
                                 (732) 280-6408
                              (732) 280-6409 (FAX)
(Address and telephone number of principal executive offices and principal place of business including zip code and telephone number)

                            ------------------------


                                      NONE
                                      ----
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Y [X] N [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].


         The number of shares outstanding of the Registrant's Common Stock as of June 23, 1999 was 6,890,436.

                             BiznessOnline.com, Inc.
             Form 10-Q For the Quarterly Period Ended March 31, 1999

Index

Part I. - Financial Information

Item 1 Condensed Consolidated Financial Statements (Unaudited) Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998

                  Condensed Consolidated Statement of Operations
                  For the Three Months Ended March 31, 1999

                  Condensed Consolidated Statement of Cash Flows
                  For the Three Months Ended March 31, 1999

                  Condensed Consolidated Statement of Stockholder's (Deficit) Equity For the Three Months Ended March 31, 1999

                  Notes to Condensed Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition And Results of Operations

Part II. - Other Information

Exhibit Index

Signatures

                         PART I - FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements (unaudited)

                             BiznessOnline.com, Inc.

                      Condensed Consolidated Balance Sheets

                                                     March 31,      December 31,
                                                       1999             1998
                                                   ----------       ------------
                                                              (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                     $   172,552      $   147,736
     Accounts receivable, net                          169,666             --
                                                   -----------      -----------
         Total current assets                          342,218          147,736

Property and equipment, net                            231,341             --
Goodwill and intangibles, net                        2,969,653             --
Deferred IPO costs                                     505,224          108,478
                                                   -----------      -----------
                                                   $ 4,048,436      $   256,214
                                                   -----------      -----------
                                                   -----------      -----------

Liabilities and Stockholders Equity
Current liabilities:
     Line of credit                                $   100,000      $      --
     Accounts payable                                  160,457           98,648
     Accrued expenses                                   93,048             --
     Due to affiliates/shareholders                    580,000             --
     Deferred revenue                                  263,721             --
                                                   -----------      -----------

Total current liabilities                            1,197,226           98,648

Preferred stock subscriptions                             --            100,000

Stockholders equity
     Preferred stock                                       700             --
     Common stock                                       34,192           31,472
     Paid in capital                                 3,082,108          151,528
     Retained earnings (deficit)                      (265,790)        (125,434)
                                                   -----------      -----------

Total stockholders equity                            2,851,210           57,566
                                                   -----------      -----------
Total liabilities and stockholders equity          $ 4,048,436      $   256,214
                                                   -----------      -----------
                                                   -----------      -----------



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
           Condensed Consolidated Statement of Operations (unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                             1999
                                                       -------------------
Revenues                                                   $   424,103

Operating expenses:
     Connectivity and operations                               140,869
     Sales and marketing                                       148,252
     General and administrative                                147,164
     Depreciation of intangibles                                24,628
     Amortization of intangibles                               102,402
                                                           -----------

         Total operating expenses                              563,315
                                                           -----------

         Loss from operations                                 (139,212)

Interest expense (net)                                          (1,144)
                                                           -----------

Income taxes                                                      --

Net loss                                                   $  (140,356)
                                                           -----------
                                                           -----------


Net loss per share, basic and diluted                      $      (.04)
Weighted average shares outstanding basic and diluted        3,325,497



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
           Condensed Consolidated Statement of Cash Flows (unaudited)


                                                                                         Three Ended
                                                                                          March 31,
                                                                                           1999
                                                                                        -------------
Net loss                                                                                $  (140,356)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          127,030
     Changes in net assets and liabilities:
         Increase in accounts receivable-trade                                              (47,688)
         Increase in accounts payable                                                        61,809
         Increase in accrued expenses                                                       (50,112)
         Increase in deferred revenue                                                       (14,457)
                                                                                        -------------

                  Net cash used for operating activities                                    (63,774)

Cash flows from investing activities
     Capital expenditures                                                                   (15,713)
     Acquisition of businesses, net of cash required                                        141,630
                                                                                        -------------

         Net cash provided by investing activities                                          125,918

Cash flows from financing activities:
     Proceeds from line of credit                                                           100,000
     Proceeds from sale of preferred stock                                                  250,000
     Increase in deferred costs                                                            (387,238)
                                                                                        -------------

         Net cash used for financing activities                                              37,328

Net increase in cash and cash equivalents                                                    24,816
Cash and cash equivalents at beginning of period                                            147,736
                                                                                        -------------

Cash and cash equivalents at end of period                                              $   172,552
                                                                                        -------------

Cash paid for interest                                                                        1,144
Non cash investing and financing
     Notes payable                                                                      $   580,000
     Issuance of common stock for acquisitions                                            2,584,000



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                        Three Months Ended March 31, 1999




                                      Common Stock           Preferred Stock                                             Total
                                      ------------           ---------------         Additional        Accumulated    Stockholders
                                  Shares      Amount         Shares    Amount      Paid in Capital       Deficit         Equity
                                ----------  -----------     ---------- ----------  ---------------    -------------  --------------
Balance December 31, 1998       3,147,186   $   31,472         --      $    --        151,528          (125,434)         57,566

Issuance of Preferred Stock         --           --          70,000           700     349,300              --           350,000

Issuance of common stock for      272,000        2,720                      --      2,581,280              --         2,584,000
acquisition

Net loss                            --           --            --           --            --           (140,356)       (140,356)
                               -----------------------------------------------------------------------------------------------------


Balance March 31, 1999          3,419,186   $   34,192       70,000    $     700    3,082,108          (265,790)      2,851,210




See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
              Notes to Condensed Consolidated Financial Statements


1)   Basis of Presentation

The accompanying consolidated consolidated condensed financial statements include the accounts of BiznessOnline.com, Inc. and its wholly-owned subsidiary, together the Company. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


                                                        1998           1999

     Total revenues                                   $1,433,922       $1,873,436

     Net loss                                         $ (576,492))     $ (531,091)

     Pro forma basic and diluted net loss per share   $ (    .08)      $ (    .08)


2)   Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information does not purport to represent what our financial position or results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project our results of operations for any future period.

3)   Commitments and Contingencies

We entered into a lease for approximately 2,800 square feet of office space for our executive offices in Wall, New Jersey at approximately $11 per square foot under a lease expiring December 31, 2001.

We currently have commitments under employment agreements for our executive officers and the managers of Global 2000 Communications, Inc. in the aggregate amount of $540,000 per year.

4)   Property, Equipment and Intangible Assets

Accumulated depreciation and amortization on property and equipment totaled $24,628 at March 31, 1999. Accumulated amortization on intangible assets totaled $102,402 at March 31, 1999.

6)   Acquisition of Global 2000 Communications, Inc.

Effective January 31, 1999, the Company acquired substantially all assets and assumed substantially all liabilities of Global 2000 Communications, Inc., a New York corporation for $2,720,000 in stock of the Company and a promissory note in the amount of $580,000, which was repaid with proceeds from the Company's initial public offering. Global 2000 Communications, Inc. is an Internet service provider based in Albany, New York.

In accordance with generally accepted accounting principles, the total purchase price has been preliminarily allocated to the fair value of assets purchased and liabilities assumed as shown in the following table. The excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 5 years. A final allocation of purchase price will be determined during 1999 and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisition.


         Working capital                    $(157,730)
         Property and equipment                240,257
         Other assets                            9,418
         Goodwill                           3,072,055

The acquisition was accounted for as a purchase and, accordingly, operating results of global 2000 Communications, Inc. have been including in the accompanying financial statements of the Company since February 1, 1999. The pro forma results of operations for Global 2000 Communications have been included with the pro forma results of operations included on Page ______.

(7)  Subsequent Events

Initial Public offering

On May 12, 1999, BiznessOnline.com, Inc. sold 2,900,000 shares of common stock in its initial public offering for gross proceeds of $29,000,000, before underwriting discounts and offering expenses. Simultaneously with the closing of the public offering, all 70,000 shares of Series A Preferred Stock were converted into 61,250 shares of common stock. On May 17, 1999 BiznessOnline.com, Inc. completed the acquisition of an additional four Internet service providers as described in the final prospectus for the initial public offering which was filed with the Securities and Exchange Commission on May 12, 1999, for 510,000 shares of common stock and the payment of $5,730,000 in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This filing contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of BiznessOnline.com, Inc. and members of its management team. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance, involve uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, reflecting changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Introduction

The following discussion of results of operations and of its liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in this filing.

Overview
We derive Internet access revenues primarily from subscriptions from individuals and small to medium sized businesses for dial-up and dedicated access to the Internet. Subscription fees vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. The subscription rates vary among Internet service providers due to competitive and economic factors. Most of our subscribers pay us by credit card automatically on a monthly basis. In addition, we host commercial and individual web sites and provide commercial web site design services, as well as e-commerce, advertising and interactive web site support. These services are predominantly utilized by small to medium sized businesses looking to establish a presence on the world wide web. We also earn revenue by providing dedicated access services via telephone lines.

Results of Operations

We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000 Communications, Inc. an internet service provider located in Albany, New York.

We recorded revenue of $424,103 during the quarter. We also incurred $140,869 of connectivity and operations expenses, $148,252 of sales and marketing expenses, $147,164 of general and administrative expenses, $24,628 of depreciation, $102,402 of amortization costs, and $1,144 of interest expense, net. We had a net loss of $(140,356), or $(.04) per share for the three months ended March 31, 1999. These costs include $145,617 of corporate expenses, primarily salaries. The acquisition of Global 2000 Communications, Inc. has been accounted for using the purchase method of accounting.

Liquidity and Capital Resources

At March 31, 1999, we had $172,552 of cash and cash equivalents, an increase of $24,816 from December 31, 1998. Net cash used by operating activities was $63,774. Net cash provided by investing activities was $923,918, primarily as a result of the acquisition of Global 2000 Communications, Inc. Net cash provided by financing activities was $37,328.

We expect our capital expenditures to increase as our operations continue to expand. It is anticipated that financial resources will be utilized in acquiring additional communications equipment and improvements to technology at our new data center planned for the Albany, NY area. These investments will allow us to support our current subscribers and newly acquired subscribers. We plan to integrate our billing and financial reporting systems. These capital expenditures are anticipated to be less than the cash requirements related to our planned acquisition program.

We believe that our cash flow from operations and proceeds from our initial public stock offering which was completed on May 12, 1999 will provide the cash required to fund existing operations through the remainder of the fiscal year. However, we intend to pursue our strategy of acquiring additional Internet service providers, web hosts and e-commerce service companies through the use of cash on hand, and the issuance of additional common stock, notes payable and cash flow from operations. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

Year 2000 Disclosure

With the new millennium approaching, many businesses and institutions are reviewing and modifying their computer systems to ensure they accurately process transactions relating to the Year 2000 and beyond. This effort is necessary because many existing computer systems and microprocessors with data functions, including those in non-information technology equipment and systems, use only two digits to identify a year in the date field and assume that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year of 1900. Computer systems that calculate, compare or sort using the incorrect date may malfunction causing disruptions in operation, including a temporary inability to process transactions, send invoices or engage in other normal business activities. Our failure to address potential Year 2000 malfunctions in our computer and non-information technology equipment and systems could result in our suffering business interruption, financial loss, reputational harm and legal liability.

We do not have any significant non-information technology equipment or systems. As a result, our Year 2000 readiness efforts have primarily addressed computer hardware and software performance.

The former owners of the Internet service providers (ISPs) that we acquired in 1999 have represented to us that they have taken all necessary action to assess, evaluate, test and correct all of the hardware, software, microchips and other processing capabilities of the computer and telecommunications systems used in their ISP operations to be sure that such systems are Year 2000 compliant. However, since acquiring such ISPs, we have not conducted our own internal audit of their operations to confirm that these representations are true. To the extent these representations are breached and we suffer damages relating to Year 2000 malfunctions, our reputation, operating results and financial conditions may be adversely affected.

Some of our ISPs have contacted their major vendors to evaluate their Year 2000 readiness, and we intend to continuing to assess our Year 2000 risks relating to our external vendors and third-party network service providers. To the extent that we rely on external vendors or third-party network service providers with Year 2000 exposures, any failure by these vendors or third-party network service providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with our systems could also have a material adverse effect on our financial condition.

Based upon the information currently available to us, we do not anticipate costs associated with the Year 2000 issue to have a material financial impact on us. However, we may experience interruptions or other limitations of the functioning of our financial and operating systems, and we may incur additional costs to avoid these interruptions or limitations should they occur. Our expectations about future costs associated with the Year 2000 issue are limited by uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include:

     - our success in identifying systems and programs that contain two-digit year codes;
     - the nature and amount of programming required to upgrade or replace each of the affected programs;
     -    the rate and magnitude of related labor and consulting costs; and
     - our success in addressing Year 2000 issues with third-parties with which we do business.

We have not developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance. If we believe it becomes necessary, we will develop a contingency plan. The costs of developing and implementing a contingency plan, if necessary, could be material.

Results of Operations - Pro Forma

The following unaudited pro forma combined financial information for the three months ended March 31, 1999 and March 31, 1998, includes the results of BiznessOnline.com, Inc. combined with the results of the Internet Service provider acquired in January 1999, and the additional four Internet service providers acquired in May 1999, as if the acquisitions had occurred on January 1, 1998. This unaudited pro forma combined financial information includes the effects of (a) the acquisitions, (b) our initial public stock offering, and (c) the amortization of goodwill and other intangibles resulting from the acquisitions.

The unaudited pro forma combined financial information does not purport to represent what our financial position or results of operations would actually have been if such transactions and events in fact had actually occurred on those dates or to project our results of operations for any future period.


                          BiznessOnline.com. Inc.
                Pro Forma condensed Consolidated Balance Sheets

                                                       March 31
                                                         1999
                                                     -----------
ASSETS

Current Assets:
  Cash and cash equivalents                          $19,221,352
  Accounts receivable, net                               422,341
  Deferred tax assets                                    231,745
  Other current assets                                     5,656
                                                     -----------
    Total current assets                              19,881,094

Property and equipment, net                              794,215
Goodwill and intangibles, net                         13,724,404
Deferred IPO costs                                       505,224
                                                     -----------
                                                     $34,390,542
Liabilities and Stockholders Equity
Current liabilities:
  Line of credit                                     $   253,830
  Current maturities of long term debts                   46,698
  Current portion of capital lease obligations           111,371
  Accounts payable                                       207,142
  Income taxes payable                                    13,402
  Accrued expenses                                       181,586
  Deferred taxes                                         139,162
  Deferred revenues                                      612,555
                                                     -----------
Total current liabilities                              1,565,746

Long term debt, net of current portion                    11,271
Capital lease obligations, net of current portion        119,338

Stockholders equity
  Common stock                                            68,904
  Paid in capital                                     32,769,549
  Retained earnings (deficit)                           (144,266)
                                                     -----------
Total stockholders equity                             32,694,187
Total liabilities and stockholders equity            $34,390,542
                                                     -----------
                                                     -----------




                                                           Three Months Ended March 31,
                                                               1999            1998
                                                          ---------------------------
Revenues                                                  $ 1,873,436    $ 1,433,922
                                                          -----------    ------------
Costs and expenses:
     Connectivity and operations                              917,605        764,253
     Sales and marketing                                      441,085        297,820
     General and administrative                               242,478        168,630
     Depreciation                                             122,503         97,911
     Amortization of intangibles                              670,583        670,583
                                                          -----------    ------------

     Total costs and expenses                               2,394,254      1,999,197
                                                          -----------    ------------

     Loss from operations                                    (520,818)      (565,275)

Interest expense, net                                         (10,274)       (11,217)
                                                          -----------    ------------

Income   taxes                                                   --             --
                                                          -----------    ------------

net loss                                                  $  (531,091)   $  (576,492)
                                                          -----------    ------------
                                                          -----------    ------------

Pro forma net loss per share, basic and fully diluted     $      (.08)   $    (.08)
Shares used in the calculation of basic and fully diluted
Net loss per share                                          6,890,436      6,890,436

Subscribers at end of period                                   22,262         16,626

         See accompanying notes to condensed consolidated financial statements.

Revenues:

Pro forma revenues increased $439,514, or 30.7% from $1,433,922 to $1,873,436, primarily as a result of an increase in subscribers. The number of subscribers increased from 16,626 at March 31, 1998 to 22,262 at March 31, 1999, an increase of 33.9%.

The following table provides a comparison of pro forma connectivity and operations, sales and marketing and general and administrative expenses as a percentage of pro forma total revenues:


                                         Three Months Ended March 31,
                                             1999            1998
                                        ----------       ----------
Connectivity and Operations                  49.0%           53.3%
Sales and Marketing                          23.5%           20.85
General and Administrative                   12.9%           11.8%


Connectivity and Operations:

Connectivity and operations expenses increased $153,352, or 20.1%, from $764,253 to $917,605, primarily as a result of the increase in the number of subscribers.

Connectivity and operations expenses consist of the cost of non-capital equipment and the recurring telecommunication costs associated with providing services to subscribers, including the cost of local telephone lines and the cost of leased lines connecting the Internet and our operations centers. We expect these expenses to increase over time to support our growing subscriber base. Connectivity and operations expenses also include the salaries and employee benefits of our personnel providing installation, web development and technical services, the cost of the equipment to provide these services, rent and utilities for our Internet service providers offices, and customer service and technical support personnel costs. We expect customer service and support expenses to increase over time to support new and existing subscribers. New subscribers tend to be particularly heavy users of customer service and technical support.

Sales and Marketing:

Sales and Marketing expenses increased $143,265, or 48.1%, from $297,820 to $441,085. The increase was primarily the result of increased advertising expenses.

Sales and marketing expenses include the costs associated with acquiring subscribers, including bonuses, sales commissions and advertising. Sales and marketing expenses are expected to increase with the expected growth of the subscriber base. We plan to increase advertising in new markets we enter as we acquire new Internet service providers. We also plan to hire additional sales and marketing personnel in each market we enter.

General and Administrative:

General and administrative expenses increased $73,848, or 43.8%, from $168,630 to $242,478, primarily as a result of the increased personnel costs associated with combining the acquired companies.

General and administrative expenses consist primarily of administrative staff and related benefits, as well as the cost of travel and entertainment. General and administrative costs are expected to increase to support our growth, primarily the implementation of a common billing and financial reporting system.

Depreciation:

Depreciation expenses increased $24,592, or 25.1%, from $97,911 to $122,503, primarily as a result of the capital equipment purchased during the latter part of 1998.

Depreciation expense relates primarily to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the straight-line and accelerated methods for the equipment. Depreciation expense is expected to increase as our Internet service providers increase their networks to support new and existing subscribers and as we build a centralized data center and billing and financial reporting system

Amortization:

Amortization expenses were $670,583 for both periods.

Amortization expense primarily relates to the amortization of goodwill acquired in the acquisitions, and on a pro forma basis, is based upon the useful lives of these intangibles. Amortization expense is expected to increase as additional acquisitions are made and will vary according to purchase prices and intangible assets. Our policy in future acquisitions will be to amortize the portion of the purchase price attributable to goodwill and other intangibles over the appropriate period.

Income Taxes:

We recorded no income tax expense or benefit for the three month periods ended March 31, 1999 and March 31, 1998.

Shares:

The number of shares used in calculating pro forma basic and fully diluted net loss per share were 6,890,436, representing the outstanding shares after the initial public offering and the acquisitions.

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the three months ended March 31, 1999.

Recent Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and assists in determining when computer software is for internal use. Statement 98-1 is effective for fiscal years beginning after December 15, 998, with earlier application permitted. We have not determined the impact of the adoption of Statement 98-1 as this is highly dependent upon the nature, timing and extent of future internal use software development.

In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Statement 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires start up and organization costs to be expensed as incurred. Statement 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. We have implemented Statement 98-5 during 1998 and do not expect it to have a material impact on our financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 " Disclosure About Segments of an Enterprise and Related Information." Statement 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise", and is effective for years beginning after December 31, 1997. Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We have not yet determined the impact of the adoption of Statement 131.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 changes the previous accounting definition of "derivative" which focused on freestanding contracts like options and forwards, including futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative fair value be recognized currently in earnings unless specified hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. We do not anticipate that Statement 133 will have a material impact on our financial position or results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

We provide internet access and related services to individuals and small to medium sized businesses in northeastern New York state and Connecticut. We are not subject to changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is subject to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and U.S. corporations.


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

(1) The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.

(2) The Offering commenced on May 12, 1999 and terminated when all of the shares were sold on May 17, 1999.

(3) The managing underwriters for the initial public offering were Joseph Stevens & Company, Inc., Schneider Securities, Inc., Neidiger, Tucker, Bruner, Inc. and Royce Investment Group, Inc..

(4) In the initial public offering, BiznessOnline.com sold an aggregate 2,900,000 shares of Common Stock, par value $.01 per share.

(5) The aggregate offering proceeds of the shares sold was $29,000,000.

(6) The following expenses were incurred in connection with the initial public offering:

     Underwriter's discounts and commissions                    $2,900,000
     Accountants fees                                              350,000
     Legal fees                                                    450,000
     Printing expenses                                             125,000
     Miscellaneous filing fees and expenses                        175,000
                                                                ----------

     Total                                                      $4,000,000
                                                                ----------
                                                                ----------

The payments referred to above were not made directly or indirectly to any officers or directors of BiznessOnline.com, Inc. or their associates, or to any person owning 10% or more of any class of securities of BiznessOnline.com, Inc.

(7) The net offering proceeds were approximately $25,000,000.

(8) From the effective date of the initial public offering registration through June 23, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

     Repayment of promissory notes to the stockholders of Global 2000 Communications, Inc.                $  580,000
     Payment of the cash portion of the purchase price due to the four Internet service providers
     We acquired in May 1999.                                                                              5,730,000
     Repayment of indebtedness of Internet service providers                                                 212,000
                                                                                                          -----------
     Total                                                                                                $6,422,000
                                                                                                          -----------
                                                                                                          -----------


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

              (27) Financial Data Schedule

(b)      Reports on Form 8-K:

              None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 25, 1999      BiznessOnline.com, Inc.


                           By       /s/ Daniel J. Sullivan
                             -----------------------------------------------
                                Daniel J. Sullivan
                                Vice President and Chief Financial Officer
                                (Authorized Officer on behalf of Registrant and Principal Financial and Accounting Officer)