Form 10-Q
period 1999-06-30
BIZNESS ONLINE COM
filed 1999-08-13
CIK 1079406

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________ .

   Commission file number  0-25957
                          ---------

                             -----------------------

                             BIZNESSONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

                         ------------------------------

               DELAWARE                                        06-1519132
               --------                                        ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Y /X/ N / /, and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/.

         The number of shares outstanding of the Registrant's Common Stock as of August 3, 1999 was 6,890,436.

                             BiznessOnline.com, Inc.
             Form 10-Q For the Quarterly Period Ended June 30, 1999



Index

Part I.--Financial Information

     Item 1       Condensed Consolidated Financial Statements (Unaudited) ........................  3
                  Condensed Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations ................................  4
                  For the Three Months and Six Months Ended June 30, 1999

                  Condensed Consolidated Statement of Cash Flows .................................  5
                  For the Six Months Ended June 30, 1999

                  Condensed Consolidated Statement of Stockholder's (Deficit) Equity .............  6
                  For the Three Months and Six Months Ended June 30, 1999

                  Notes to Condensed Consolidated Financial Statements ...........................  7

     Item 2       Management's Discussion and Analysis of Financial Condition
                  And Results of Operations ......................................................  8

Part II.--Other Information ...................................................................... 14

Exhibit Index .................................................................................... 14

Signatures ........................................................................................14


                          PART I--FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements (unaudited)

                             BiznessOnline.com, Inc.
                      Condensed Consolidated Balance Sheets



                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     ------------
                                                  (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents ..............     $19,514,907     $   147,736
     Accounts receivable, net ...............         494,096              --
     Deferred tax asset .....................          16,173              --
     Other current assets ...................          13,091              --
                                                  -----------     -----------
         Total current assets ...............      20,038,267         147,736


Property and equipment, net .................         860,691              --
Goodwill and intangibles, net ...............      12,846,551              --
Other assets ................................          40,214         108,478
                                                  -----------     -----------
Total assets ................................     $33,785,723     $   256,214
                                                  -----------     -----------
                                                  -----------     -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt ...     $     6,304     $        --
     Current obligations under capital leases         107,603              --
     Accounts payable .......................         576,924          98,648
     Income tax payable .....................          45,649              --
     Accrued expenses .......................         299,760              --
     Deferred revenue .......................         776,544              --
                                                  -----------     -----------
Total current liabilities ...................       1,812,784          98,648

Long term debt, net of current portion ......          11,051              --
Capital leases, net of current portion ......         133,025              --

Preferred stock subscriptions ...............              --         100,000

Stockholders' equity:

     Preferred stock ........................              --              --
     Common stock ...........................          68,904          31,472
     Additional paid in capital .............      32,572,873         151,528
     Accumulated deficit ....................       ( 812,914)       (125,434)
                                                  -----------     -----------
Total stockholders' equity ..................      31,828,863          57,566
                                                  -----------     -----------
Total liabilities and stockholders' equity ..     $33,785,723     $   256,214
                                                  -----------     -----------
                                                  -----------     -----------



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
           Condensed Consolidated Statements of Operations (unaudited)



                                                        Three Months       Six Months
                                                           Ended              Ended
                                                          June 30,           June 30,
                                                           1999                1999
                                                       -------------       ----------

Revenues ............................................     $ 1,236,826      $ 1,660,929

Operating expenses:
     Connectivity and operations ....................         467,265          608,134
     Sales and marketing ............................         483,223          631,475
     General and administrative .....................         426,330          573,494
     Depreciation ...................................          97,344          121,972
     Amortization of intangibles ....................         409,953          512,355
                                                          -----------      -----------
         Total operating expenses ...................       1,884,115        2,447,430
                                                          -----------      -----------

         Loss from operations .......................        (647,289)        (786,501)

Other income, net ...................................              56               56
Interest income, net ................................         100,109           98,965
                                                          -----------      -----------
Loss before income taxes ............................        (547,124)       ( 687,480)

Income taxes ........................................            --               --
                                                          -----------      -----------
Net loss ............................................     $  (547,124)     $  (687,480)
                                                          -----------      -----------
                                                          -----------      -----------


Net loss per share, basic and diluted ...............     $     (0.10)     $     (0.16)
Weighted average shares outstanding
  basic and diluted .................................       5,260,299        4,298,243



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
           Condensed Consolidated Statement of Cash Flows (unaudited)



                                                                                     Six Months
                                                                                        Ended
                                                                                       June 30,
                                                                                         1999
                                                                                    ------------

Net loss ......................................................................     $   (687,480)

Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ............................................          634,327
     Changes in net assets and liabilities:
         Increase in accounts receivable-trade ................................           (4,555)
         Increase in other current assets .....................................           (7,972)
         Increase in accounts payable .........................................          411,625
         Increase in accrued expenses .........................................           88,093
         Decrease in deferred taxes ...........................................          ( 6,342)
         Increase in deferred revenue .........................................           30,115
                                                                                    ------------
                  Net cash provided by operating activities ...................          457,811
                                                                                    ------------

Cash flows from investing activities:
     Capital expenditures .....................................................         (143,218)
     Change in other assets ...................................................          (20,960)
     Acquisition of businesses, net of cash acquired ..........................       (5,237,214)
                                                                                    ------------
         Net cash used in investing activities ................................       (5,401,392)
                                                                                    ------------

Cash flows from financing activities:
     Repayments of capital lease obligations ..................................           (5,522)
     Repayment of long term debt ..............................................         (721,981)
     Proceeds from sale of preferred stock ....................................          250,000
     Issuance of common stock in initial public offering, net of
     underwriter discounts and commissions ....................................       24,788,255
                                                                                    ------------
         Net cash from financing activities ...................................       24,310,752
                                                                                    ------------
Net increase in cash ..........................................................       19,367,171
Cash at beginning of period ...................................................          147,736
                                                                                    ------------
Cash at end of period .........................................................     $ 19,514,907
                                                                                    ------------
                                                                                    ------------

Cash paid for interest ........................................................     $     20,490

Non-cash investing and financing
     Notes payable ............................................................     $    580,000
     Issuance of common stock for acquisitions ................................     $  7,429,000



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                         Six Months Ended June 30, 1999




                                       Common Stock          Preferred Stock                                           Total
                                   ---------------------    ------------------       Additional      Accumulated    Stockholders'
                                     Shares      Amount     Shares      Amount    Paid in Capital      Deficit         Equity
                                   ---------   ---------    ------      ------    ---------------    -----------    ------------

Balance December 31, 1998 .....    3,147,186    $ 31,472        --      $   --            151,528       (125,434)         57,566

Issuance of Preferred Stock ...           --          --    70,000         700            349,300             --         350,000

Issuance of common stock
 for acquisition ..............      272,000       2,720        --          --          2,581,280             --       2,584,000

Net loss ......................           --          --        --          --                 --       (140,356)       (140,356)
                                    ---------   --------    ------      ------    ---------------    -----------      ----------
Balance March 31, 1999 ........     3,419,186   $ 34,192    70,000      $  700          3,082,108       (265,790)      2,851,210

Conversion of preferred stock
 to common stock ..............        61,250        612   (70,000)       (700)                88             --              --

Issuance of common stock in
 connection with initial
 public offering, net of
 offering costs and
 underwriter discounts ........     2,900,000     29,000        --          --         24,650,777             --      24,679,777

Issuance of common stock for
 acquisitions .................       510,000      5,100        --          --          4,839,900             --        4,845,000

Net loss ......................            --         --        --          --                 --       (547,124)        (547,124)
                                    ---------   --------   -------    --------      -------------     ----------      -----------

Balance June 30, 1999 .........     6,890,436   $ 68,904        --          --         32,572,873       (812,914)      31,828,863
                                    ---------   --------   -------    --------    ---------------     ----------      -----------
                                    ---------   --------   -------    --------    ---------------     ----------      -----------



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
              Notes to Condensed Consolidated Financial Statements


1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries, (hereinafter collectively referred to as the "Company", "we", "our" or "us"). We derive Internet access revenues primarily from subscriptions from individuals and small to medium sized businesses for dial up and dedicated access to the Internet. We operate in one business segment. Effective January 31, 1999, we acquired substantially all assets and assumed substantially all liabilities of Global 2000 Communications, Inc., a New York corporation, for $2,720,000 in common stock and a promissory note in the amount of $580,000, which was repaid with proceeds from our initial public offering. Global 2000 Communications, Inc. is an Internet service provider based in Albany, New York. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2) Initial Public Offering

On May 17, 1999, we completed the sale of 2,900,000 shares of common stock in our initial public offering for gross proceeds of $29,000,000, before underwriting discounts and offering expenses. The net proceeds after underwriter discounts and commissions and offering costs were approximately $24,680,000. Simultaneously with the closing of the public offering, all 70,000 shares of Series A Preferred Stock outstanding were converted into 61,250 shares of common stock. Also, on May 17, 1999 we completed the acquisition of four Internet service providers as described in the final prospectus for the initial public offering which was filed with the Securities and Exchange Commission on May 12, 1999, for an aggregate of 510,000 shares of common stock and the aggregate payment of $5,730,000 in cash.

3) Property, Equipment and Intangible Assets

Accumulated depreciation and amortization on property and equipment totaled $121,972 at June 30, 1999. Accumulated amortization on intangible assets totaled $512,355 at June 30, 1999.

4) Acquisition of Internet Service Providers

Effective May 17, 1999, we acquired substantially all assets and assumed substantially all liabilities of four additional Internet service providers as described in the final prospectus for the initial public offering which was filed with the Securities and Exchange Commission on May 12, 1999, for 510,000 shares of common stock and the payment of $5,730,000 in cash.

In accordance with generally accepted accounting principles, the total purchase price for these acquisitions, including Global 2000 Communications, Inc. has been preliminarily allocated to the fair value of assets purchased and liabilities assumed as shown in the following table. The excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 5 years. A final allocation of purchase price will be determined during 1999 and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisition.




         Working capital                    $  (252,981)
         Property and equipment                  839,445
         Other assets                             19,254
         Goodwill                             13,358,906



The acquisitions were accounted for as purchases and, accordingly, operating results of Global 2000 Communications, Inc. have been including in the accompanying financial statements of BiznessOnline.com, Inc. since February 1, 1999 and the results of the four additional Internet service providers have been included in the accompanying financial statements of BiznessOnline.com, Inc. since May 17, 1999. The pro forma results of operations for the Internet service providers have been included with the pro forma results of operations included on Page 10.

(5) Subsequent Events

On July 30, 1999, we acquired substantially all the assets of a sole proprietorship including all the capital stock of an affiliate of the proprietorship, Ascent Internet Holdings, Inc., which together conduct business as an Internet service provider under the name Ascent Networking in Norwich, New York for $1,050,000 in cash. The acquisition will be accounted for as a purchase. A final allocation of purchase price will be determined during 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This filing contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of BiznessOnline.com, Inc. and members of its management team. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance, and involve uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, reflecting changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Introduction

The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and the unaudited pro forma consolidated financial information appearing in this filing on Form 10-Q.

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

Results of Operations

Three Months Ended June 30, 1999

We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000 Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999.

We recorded revenue of $1,236,826 during the quarter. We also incurred $467,265 of connectivity and operations expenses, $483,223 of sales and marketing expenses, $426,330 of general and administrative expenses, $97,344 of depreciation, $409,953 of amortization costs, and earned $100,109 of interest income, net. We had a net loss of $547,124, or $0.10 per share for the three months ended June 30, 1999. These costs include $297,587 of corporate salaries and other related corporate expenses. The acquisitions of the five Internet service providers have been accounted for using the purchase method of accounting.

Six Months Ended June 30, 1999

We recorded revenue of $1,660,929 during the six month period ended June 30, 1999. We also incurred $608,134 of connectivity and operations expenses, $631,475 of sales and marketing expenses, $573,494 of general and administrative expenses, $121,972 of depreciation, $512,355 of amortization costs, and earned $98,965 of interest income, net. We had a net loss of $687,480, or $0.16 per share for the six months ended June 30, 1999. These costs include $443,204 of corporate salaries and other related corporate expenses.

Liquidity and Capital Resources

At June 30, 1999, we had $19,514,907 of cash and cash equivalents, an increase of $19,367,171 from December 31, 1998. Net cash provided by operating activities was $457,811. Net cash used for investing activities was $5,401,392, primarily as a result of the acquisition of the four Internet service providers in May 1999 and Global 2000 Communications, Inc. in January 1999. Net cash provided by financing activities was $24,310,752, primarily as a result of the initial public offering of common stock, which closed on May 17, 1999.

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

We believe that our cash flow from operations and proceeds from our initial public stock offering which was completed on May 17, 1999 will provide the cash required to fund existing operations through the remainder of the fiscal year. However, we intend to pursue our strategy of acquiring additional Internet service providers, web hosts and e-commerce service companies through the use of cash on hand, and the issuance of additional common stock, notes payable and cash flow from operations. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

Year 2000 Disclosure

With the new millennium approaching, many businesses and institutions are reviewing and modifying their computer systems to ensure they accurately process transactions relating to the Year 2000 and beyond. This effort is necessary because many existing computer systems and microprocessors with data functions, including those in non-information technology equipment and systems, use only two digits to identify a year in the date field and assume that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read that year as 1900. Computer systems that calculate, compare or sort using the incorrect date may malfunction causing disruptions in operation, including a temporary inability to process transactions, send invoices or engage in other normal business activities. Our failure to address potential Year 2000 malfunctions in our computer and non-information technology equipment and systems could result in our suffering business interruption, financial loss, reputational harm and legal liability.

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

Some of our ISPs have contacted their major vendors, including their telecommunication suppliers, to evaluate their Year 2000 readiness, and we intend to continue to assess our Year 2000 risks relating to our external vendors and third-party network service providers. To the extent that we rely on external vendors or third-party network service providers with Year 2000 exposures, any failure by these vendors or third-party network service providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with our systems could also have a material adverse effect on our financial condition.

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

As part of our integration strategy we are presently implementing a new billing and accounting system. The systems, which we have purchased and are presently implementing, have been represented to us by the suppliers to be Year 2000 compliant. We are also replacing the servers and routers, which were in place at our ISPs with new equipment, which has been represented to us by the manufacturers to be Year 2000 compliant.

We have not developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance. If we believe it becomes necessary, we will develop a contingency plan. The costs of developing and implementing a contingency plan, if necessary, could be material.

Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated financial information does not purport to represent what our financial position or results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project our results of operations for any future period.

Results of Operations--Pro Forma


The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 1999 and June 30, 1998, includes the results of BiznessOnline.com, Inc. combined with the results of the Internet service provider acquired in January 1999, and the additional four Internet service providers acquired in May 1999, as if the acquisitions had occurred on January 1, 1998. This unaudited pro forma consolidated financial information includes the effects of (a) the acquisitions, (b) our initial public stock offering, and (c) the amortization of goodwill and other intangibles resulting from the acquisitions.

The unaudited pro forma combined financial information does not purport to represent what our financial position or results of operations would actually have been if such transactions and events in fact had actually occurred on those dates or to project our results of operations for any future period.


                                               Three Months Ended June 30,         Six Months Ended June 30,
                                               --------------------------         ---------------------------
                                                   1999           1998               1999             1998
                                               ------------    ----------         ----------       ----------

Revenues                                         $1,905,522    $1,401,297         $3,778,948       $2,835,219
Costs and expenses:
     Connectivity and operations                  1,055,949       904,391          1,973,544        1,668,644
     Sales and marketing                            352,639       266,018            793,724          513,838
     General and administrative                     485,620       165,463            728,098          334,093
     Depreciation                                   134,018       108,800            256,521          206,711
     Amortization                                   677,387       677,387          1,354,774        1,354,774
                                                    -------       -------        -----------        ---------
     Total costs and expenses                     2,705,613     2,122,059          5,106,661        4,078,060
                                                  ---------     ---------          ---------        ---------

     Loss from operations                          (800,091)     (720,762)        (1,327,713)      (1,242,841)

Interest income, (expense), net                      93,221        (7,618)            82,948          (18,835)
                                                  ---------     ------------    -------------    -------------
Loss before income taxes                           (706,870)     (728,380)        (1,244,765)      (1,261,676)

Income taxes                                             --             --                --               --
                                                  ---------      ---------         ---------        ---------
Net loss                                          $(706,870)    $(728,380)       $(1,244,765)     $(1,261,676)
                                                  ----------    ----------       ------------     ------------
                                                  ----------    ----------       ------------     ------------

Pro forma net loss per share,
  basic and fully diluted                          $  (0.10)    $   (0.11)       $     (0.18)     $     (0.18)
Weighted average shares outstanding,
basic and fully diluted                           6,890,436     6,890,436          6,890,436        6,890,436


Subscribers at end of period                         23,766        17,656             23,766           17,656



Three Months Ended June 30, 1999

Revenues:

Pro forma revenues increased $504,225, or 36.0% from $1,401,297 to $1,905,522, primarily as a result of an increase in subscribers. The number of subscribers increased from 17,656 at June 30, 1998 to 23,766 at June 30, 1999, an increase of 34.6%.

The following table provides a comparison of pro forma connectivity and operations, sales and marketing and general and administrative expenses as a percentage of pro forma total revenues:


                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------

Connectivity and Operations                                55.4%            64.5%
Sales and Marketing                                        18.5%            19.0%
General and Administrative                                 25.5%            11.8%



Connectivity and Operations:

Connectivity and operations expenses increased $151,558, or 16.8%, from $904,391 to $1,055,949, primarily as a result of the increase in the number of subscribers.

Connectivity and operations expenses consist of the cost of non-capital equipment and the recurring telecommunication costs associated with providing services to subscribers, including the cost of local telephone lines and the cost of leased lines connecting the Internet and our operations centers. We expect these expenses to increase over time to support our growing subscriber base, however as a percentage of sales these costs will decrease as the customer base expands. Connectivity and operations expenses also include the salaries and employee benefits of our personnel providing installation, web development and technical services, the cost of the equipment to provide these services, rent and utilities for our Internet service providers offices, and customer service and technical support personnel costs. We expect customer service and support expenses to increase over time to support new and existing subscribers. New subscribers tend to be particularly heavy users of customer service and technical support.

Sales and Marketing:

Sales and Marketing expenses increased $86,621, or 32.6%, from $266,018 to $352,639. The increase was primarily the result of increased advertising expenses.

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

General and Administrative:

General and administrative expenses increased $320,157, or 193.5%, from $165,463 to $485,620, primarily as a result of the increased corporate personnel costs and costs associated with combining the acquired companies.

General and administrative expenses consist primarily of administrative staff and related benefits, as well as the cost of travel and entertainment. General and administrative costs are expected to increase to support our growth, primarily the implementation of a common billing and financial reporting system.

Depreciation:

Depreciation expense increased $25,218, or 23.2%, from $108,800 to $134,018, primarily as a result of the capital equipment purchased during the latter part of 1998.

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

Amortization expense was $677,387 for both periods.

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

Interest Income, (expense), net

Interest income, net was $93,221 for the quarter ended June 30, 1999, as compared to interest expense, net of $7,618 for the quarter ended June 30, 1998. The difference was a result of the investment of the proceeds from the Company's initial public offering of common stock completed on May 17, 1999.

Income Taxes:

We recorded no income tax expense or benefit for the three month periods ended June 30, 1999 and June 30, 1998.

Six Months Ended June 30, 1999

Revenues:

Pro forma revenues increased $943,729, or 33.3% from $2,835,219 to $3,778,948, primarily as a result of an increase in subscribers. The number of subscribers increased from 17,656 at June 30, 1998 to 23,766 at June 30, 1999, an increase of 34.6%.

The following table provides a comparison of pro forma connectivity and operations, sales and marketing and general and administrative expenses as a percentage of pro forma total revenues:



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1999            1998
                                                      ----------     ----------

Connectivity and Operations                                 52.2%           58.9%
Sales and Marketing                                         21.0%           18.1%
General and Administrative                                  19.3%           11.8%



Connectivity and Operations:

Connectivity and operations expenses increased $304,900, or 18.3%, from $1,668,644 to $1,973,544, primarily as a result of the increase in the number of subscribers.

Sales and Marketing:

Sales and Marketing expenses increased $279,886, or 54.5%, from $513,838 to $793,724. The increase was primarily the result of increased advertising expenses.

General and Administrative:

General and administrative expenses increased $394,005, or 117.9%, from $334,093 to $728,098, primarily as a result of the increased corporate personnel costs and costs associated with combining the acquired companies.

Depreciation:

Depreciation expense increased $49,810, or 24.1%, from $206,711 to $256,521, primarily as a result of the capital equipment purchased during the latter part of 1998.

Amortization:

Amortization expense was $1,354,774 for both periods.

Interest Income, (expense), net

Interest income, net was $82,948 for the six months ended June 30, 1999, as compared to interest expense, net of $18,835 for the six months ended June 30, 1998. The difference was a result of the investment of the proceeds from the Company's initial public offering of common stock completed on May 17, 1999.

Income Taxes:

We recorded no income tax expense or benefit for the six month periods ended June 30, 1999 and June 30, 1998.

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the six months ended June 30, 1999.

Recent Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and assists in determining when computer software is for internal use. Statement 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. We have implemented Statement 98-5 during 1999 and the adoption did not have a material impact on our financial position or results of operations.

In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Statement 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires start up and organization costs to be expensed as incurred. Statement 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. We have implemented Statement 98-5 during 1998 and the adoption did not have a material impact on our financial position or results of operations.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

(1) The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.


(6) The following expenses were incurred in connection with the initial public offering:



     Underwriter's discounts and commissions .................  $2,900,000
     Accountants fees ........................................     355,975
     Legal fees ..............................................     467,342
     Printing expenses .......................................     177,000
     Miscellaneous filing fees and expenses ..................     412,406
                                                                ----------
        Total ................................................  $4,312,723
                                                                ----------
                                                                ----------

The payments referred to above were not made directly or indirectly to any officers or directors of BiznessOnline.com, Inc. or their associates, or to any person owning 10% or more of any class of securities of BiznessOnline.com, Inc.

(7) The net offering proceeds were approximately $24,680,000.

(8) From the effective date of the initial public offering registration through August 3, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:




     Repayment of promissory notes to the stockholders of Global 2000 Communications, Inc. ............  $  580,000
     Payment of the cash portion of the purchase price due to the four
      Internet service providers we acquired in May 1999 ..............................................   5,730,000
     Acquisition of Ascent Networking .................................................................   1,050,000
     Repayment of indebtedness of Internet service providers ..........................................     212,000
                                                                                                         ----------
        Total .........................................................................................  $7,572,000
                                                                                                         ----------
                                                                                                         ----------

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (27) Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1999       BiznessOnline.com, Inc.


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