Form 10-Q
period 1999-09-30
BIZNESS ONLINE COM
filed 1999-11-15
CIK 1079406

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to .....................

Commission file number 0-25957

                             -----------------------

                             BIZNESSONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)
                         ------------------------------

                DELAWARE                                   06-1519132
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

                            ------------------------

                                      NONE
         (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      The number of shares outstanding of the Registrant's Common Stock as of November 5, 1999 was 7,318,944.

                             BiznessOnline.com, Inc.
           Form 10-Q For the Quarterly Period Ended September 30, 1999

Index

Part I. - Financial Information

   Item 1   Condensed Consolidated Balance Sheets as of....................    3
            September 30, 1999 (unaudited) and December 31, 1998

            Condensed Consolidated Statements of Operations................    4
            For the Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)

            Condensed Consolidated Statement of Cash Flows.................    5
            For the Nine Months Ended September 30, 1999 (unaudited)

            Condensed Consolidated Statement of Stockholder's
            (Deficit) Equity...............................................    6
            For the Three Months and Nine Months Ended September 30, 1999 (unaudited)

            Notes to Condensed Consolidated Financial Statements...........    7

   Item 2   Management's Discussion and Analysis of Financial Condition....    8
            And Results of Operations

Part II. - Other Information...............................................   14

Signatures.................................................................   16

Exhibit Index..............................................................   17

                         PART I - FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                             BiznessOnline.com, Inc.

                      Condensed Consolidated Balance Sheets

                                                           September 30,   December 31,
                                                               1999            1998
                                                               ----            ----
                                                           (unaudited)
                                                           -----------
ASSETS
Current assets:
     Cash and cash equivalents                             $ 14,609,455    $    147,736
     Accounts receivable, net                                   744,944              --
     Other current assets                                       186,673              --
                                                           ------------    ------------
         Total current assets                                15,541,072         147,736

Property and equipment, net                                   2,483,705              --
Goodwill and intangibles, net                                18,801,430              --
Other assets                                                     58,724         108,478
                                                           ------------    ------------
Total assets                                               $ 36,884,931    $    256,214
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Current maturities of long term debt                  $    148,040    $         --
     Current portion of obligations under capital leases        125,445              --
     Accounts payable                                         1,157,792          98,648
     Deferred taxes                                              91,355              --
     Income tax payable                                          80,649              --
     Accrued expenses                                           588,040              --
     Deferred revenue                                           999,897              --
                                                           ------------    ------------

Total current liabilities                                     3,191,218          98,648

Long term debt, net of current portion                            7,035              --
Capital leases, net of current portion                           87,409              --

Preferred stock subscriptions                                        --         100,000

Stockholders' equity:

     Preferred stock                                                 --              --
     Common stock                                                73,189          31,472
     Additional paid in capital                              35,555,572         151,528
     Accumulated deficit                                     (2,029,492)       (125,434)
                                                           ------------    ------------

Total stockholders' equity                                   33,599,269          57,566
                                                           ------------    ------------
Total liabilities and stockholders' equity                 $ 36,884,931    $    256,214
                                                           ============    ============

See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
           Condensed Consolidated Statements of Operations (unaudited)

                                             Three Months Ended            Nine Months Ended
                                                (unaudited)                   (unaudited)
                                               September 30,                 September 30,
                                            1999           1998           1999           1998
                                            ----           ----           ----           ----
Revenues                                $ 2,140,986    $        --    $ 3,801,915    $        --
Costs and expenses:
     Connectivity and operations          1,193,073             --      1,801,207             --
     Sales and marketing                    514,799             --      1,146,274             --
     General and administrative             680,408         24,873      1,253,902         24,873
     Depreciation                           173,964             --        295,936             --
     Amortization                           825,982             --      1,338,337             --
                                        -----------    -----------    -----------    -----------

     Total costs and expenses             3,388,226         24,873      5,835,656         24,873
                                        -----------    -----------    -----------    -----------

     Loss from operations                (1,247,240)       (24,873)    (2,033,741)       (24,873)

Interest income, net                         65,662             --        164,683             --
                                        -----------    -----------    -----------    -----------

Loss before income taxes                 (1,181,578)       (24,873)    (1,244,765)       (24,873)

Income taxes                                 35,000             --         35,000             --
                                        -----------    -----------    -----------    -----------

Net loss                                $(1,216,578)   $   (24,873)   $(1,904,058)   $   (24,873)
                                        ===========    ===========    ===========    ===========

Net loss per share, basic and diluted   $     (0.17)   $     (0.01)   $     (0.37)   $     (0.01)
Weighted average shares outstanding,
basic and diluted                         6,986,419      3,147,186      5,195,247      3,147,186

See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
                 Condensed Consolidated Statement of Cash Flows

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                       1999
                                                                                  -------------
                                                                                   (unaudited)
Net loss                                                                          $ (1,904,058)

Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                   1,634,273
     Changes in net assets and liabilities:
         Increase in accounts receivable-trade                                         (63,972)
         Increase in other current assets                                              (40,368)
         Increase in accounts payable                                                  931,174
         Increase in accrued expenses                                                  365,612
         Increase in deferred taxes                                                     (7,925)
         Increase in income taxes payable                                               35,000
         Decrease in deferred revenue                                                  (85,000)
                                                                                  ------------

                  Net cash provided by operating activities                            864,736
                                                                                  ------------

Cash flows from investing activities:
     Capital expenditures                                                           (1,520,868)
     Change in other assets                                                             69,008
     Acquisition of businesses, net of cash acquired                                (9,117,462)
                                                                                  ------------

         Net cash used in investing activities                                     (10,569,322)
                                                                                  ------------

Cash flows from financing activities:
     Repayments of capital lease obligations                                           (68,899)
     Repayment of long term debt                                                      (803,051)
     Proceeds from sale of preferred stock                                             250,000
     Issuance of common stock in initial public
       offering, net of underwriter discounts and
       commissions                                                                  24,788,255
                                                                                  ------------

         Net cash from financing activities                                         24,166,305
                                                                                  ------------

Net increase in cash                                                                14,461,719
Cash at beginning of period                                                            147,736
                                                                                  ------------

Cash at end of period                                                             $ 14,609,455
                                                                                  ============

Cash paid for interest                                                            $     28,633

Non - cash investing and financing
     Notes payable                                                                $    580,000
     Issuance of common stock for acquisitions                                    $ 10,415,984

See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                      Nine Months Ended September 30, 1999

                                       Common Stock                Preferred Stock                                         Total
                                 -------------------------   --------------------------     Additional   Accumulated   Stockholders'
                                    Shares        Amount        Shares         Amount    Paid in Capital   Deficit        Equity
                                 -----------   -----------   -----------    -----------  --------------- -----------   ------------
Balance December 31, 1998          3,147,186   $    31,472            --    $        --        151,528      (125,434)       57,566

Issuance of Preferred Stock               --            --        70,000            700        349,300            --       350,000

Issuance of common stock for
acquisition                          272,000         2,720            --             --      2,581,280            --     2,584,000

Net loss                                  --            --            --             --             --      (140,356)     (140,356)
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------

Balance March 31, 1999             3,419,186   $    34,192        70,000    $       700      3,082,108      (265,790)    2,851,210

Conversion of preferred stock
to common stock                       61,250           612       (70,000)          (700)            88            --            --

Issuance of common stock in
connection with initial public
offering, net of offering costs
and underwriter discounts          2,900,000        29,000            --             --     24,650,777            --    24,679,777

Issuance of common stock for
acquisitions                         510,000         5,100            --             --      4,839,900            --     4,845,000

Net loss                                  --            --            --             --             --      (547,124)     (547,124)
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------

Balance June 30, 1999              6,890,436   $    68,904            --             --     32,572,873      (812,914)   31,828,863

Issuance of common stock for
acquisitions                         428,508         4,285            --             --      2,982,699            --     2,986,984

Net loss                                  --            --            --             --             --    (1,216,578)   (1,216,578)
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------

Balance September 30, 1999         7,318,944   $    73,189            --             --     35,555,572    (2,029,492)   33,599,269
                                 ===========   ===========   ===========    ===========    ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
              Notes to Condensed Consolidated Financial Statements

1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries,(hereinafter collectively referred to as the "Company", "we", "our" or "us"). We derive Internet access revenues primarily from subscriptions from individuals and small to medium sized businesses for dial up and dedicated access to the Internet. We operate in one business segment. Effective January 31, 1999, we acquired in a merger transaction all outstanding capital stock of Global 2000 Communications, Inc., a New York corporation, for $2,720,000 in common stock and a promissory note in the amount of $580,000, which was repaid with proceeds from our initial public offering. Global 2000 Communications, Inc. is an Internet service provider based in Albany, New York. The condensed condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2) Initial Public Offering and Acquisitions

On May 17, 1999, we completed the sale of 2,900,000 shares of common stock in our initial public offering for gross proceeds of $29,000,000, before underwriting discounts and offering expenses. The net proceeds after underwriter discounts and commissions and offering costs were approximately $24,680,000. Simultaneously with the closing of the public offering, all 70,000 shares of Series A Preferred Stock outstanding were converted into 61,250 shares of common stock. Also, on May 17, 1999 we completed the acquisition of four Internet service providers as described in the final prospectus for the initial public offering which was filed with the Securities and Exchange Commission on May 12, 1999, for an aggregate purchase price of 510,000 shares of common stock and $5,730,000 in cash.

On July 30, 1999, we acquired substantially all the assets of a sole proprietorship including all the capital stock of an affiliate of the proprietorship, Ascent Internet Holdings, Inc., which together conduct business as an Internet service provider under the name Ascent Networking in Norwich, New York, for $1,050,000 in cash. On August 18, 1999, we acquired all the assets of a limited liability company, WebWay LLC, a web application service provider located in Albany, New York, for a purchase price of 200,046 shares of common stock and $830,000 in cash. On September 30, 1999, we acquired in a merger transaction all outstanding capital stock of Infoboard, Inc., a web hosting company located in Lynn, Massachusetts, for a purchase price of 228,462 shares of common stock and $1,380,000 in cash.

In accordance with generally accepted accounting principles, the total purchase price for these acquisitions, including Global 2000 Communications, Inc. has been allocated to the fair value of assets purchased and liabilities assumed as shown in the following table. Pursuant to the purchase method of accounting the excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 5 years.

      Working capital               $  (637,770)
      Property and equipment          1,258,773
      Other assets                       19,254
      Goodwill                       20,082,447

The acquisitions were each accounted for as purchases. Accordingly, the accompanying financial statements of BiznessOnline.com, Inc. include the operating results of Global 2000 Communications, Inc, since February 1, 1999; the four Internet service providers acquired at the closing of our Initial Public Offering since May 17, 1999; Ascent Networking since July 30, 1999; WebWay, LLC, since August 18, 1999 and, Infoboard, Inc. since September 30, 1999. The pro forma results of operations for the acquired companies have been included with the pro forma results of operations included on Page 10.

3) Property, Equipment and Intangible Assets

Accumulated depreciation and amortization on property and equipment totaled $295,936 at September 30, 1999. Accumulated amortization on intangible assets totaled $1,317,562 at September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This filing contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of BiznessOnline.com, Inc. and members of its management team. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance, and involve uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, reflecting changed assumptions or the occurrence of unanticipated events or changes to future operating results over time.

Introduction

The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and the unaudited pro forma consolidated financial information appearing in this filing on Form 10-Q.

Overview

We derive Internet access revenues primarily from subscriptions from individuals and small to medium sized businesses for dial-up and dedicated access to the Internet. Dial-up subscription fees vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. The subscription rates vary among Internet service providers due to competitive and economic factors. Most of our subscribers pay us by credit card automatically on a monthly basis. In addition, we host commercial and individual web sites and provide commercial web site design services, as well as e-commerce, advertising and interactive web site support. These services are predominantly utilized by small to medium sized businesses looking to establish a presence on the world wide web. We also earn revenue by providing dedicated access services via telephone lines. Our revenue composition may change as we develop our strategy to provide additional e-commerce and telecommunications services to our business clientele.

Results of Operations

Three Months Ended September 30, 1999

We were formed in July 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000 Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999, and a web hosting company on September 30, 1999.

We recorded revenue of $2,140,986 during the quarter. We also incurred $1,193,073 of connectivity and operations expenses, $514,799 of sales and marketing expenses, $680,408 of general and administrative expenses, $173,964 of depreciation, $825,982 of amortization costs, and earned $65,662 of interest income, net. Income tax expense for the quarter was $35,000. We had a net loss of $1,216,578, or $0.17 per share for the three months ended September 30, 1999. The acquisitions of the six Internet service providers and two web hosting and application providers have been accounted for using the purchase method of accounting.

Nine Months Ended September 30, 1999

We recorded revenue of $3,801,915 during the nine month period ended September 30, 1999. We also incurred $1,801,207 of connectivity and operations expenses, $1,146,274 of sales and marketing expenses, $1,253,902 of general and administrative expenses, $295,936 of depreciation, $1,338,337 of amortization costs, and earned $164,683 of interest income, net. Income tax expense for the nine months ended September 30, 1999 was $35,000. We had a net loss of $1,904,058, or $0.37 per share for the nine months ended September 30, 1999.

Liquidity and Capital Resources

At September 30, 1999, we had $14,609,455 of cash and cash equivalents, an increase of $14,461,719 from December 31, 1998. Net cash provided by operating activities was $864,736. Net cash used for investing activities was $10,569,322, primarily as a result of the acquisition of the six Internet service providers and two web hosting and application service providers during the nine months ended September 30, 1999. Net cash provided by financing activities was $24,166,305, primarily as a result of the initial public offering of common stock, which closed on May 17, 1999.

We expect our capital expenditures to increase as our operations continue to expand. It is anticipated that financial resources will be utilized in acquiring additional communications equipment and improvements to technology at our new data center in Albany, NY which is expected to be operational the first week of December 1999. These investments will allow us to better support our current subscribers and newly acquired subscribers and we plan to integrate the billing and financial reporting systems of each acquired company into one system maintained at our data center.

We believe that our cash flow from operations and proceeds from our initial public stock offering which was completed on May 17, 1999 will provide the cash required to fund existing operations through the remainder of the fiscal year. However, we intend to pursue our strategy of acquiring additional Internet service providers, web hosts and e-commerce service companies through the use of cash on hand, and the issuance of additional common stock, notes payable and cash flow from operations. In addition, as we continue to expand the range of our e-commerce products and services to small to medium sized businesses, we may broaden our acquisition strategy to more comprehensively address the needs of such customers, including but not limited to providing long distance and local telecommunication services. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

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

Based upon the information currently available to us, we do not anticipate costs associated with the Year 2000 issue to have a material financial impact on us. However, we may experience interruptions or other limitations of the functioning of our financial and operating systems, and we may incur additional costs to avoid these interruptions or limitations should they occur. Our expectations about future costs associated with the Year 2000 issue are limited by uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include:

      o     the rate and magnitude of related labor and consulting costs; and

      o our success in addressing Year 2000 issues with third-parties with which we do business.

As part of our integration strategy we have purchased and are presently implementing a new billing and accounting system. These systems have been represented to us by the suppliers to be Year 2000 compliant. We are also replacing the servers and routers at our ISPs with new equipment, which has been represented to us by the manufacturers to be Year 2000 compliant.

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

Results of Operations - Pro Forma

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 1999 and September 30, 1998 includes the results of BiznessOnline.com, Inc. combined with the results of the Internet service provider acquired in January 1999, and the additional four Internet service providers acquired in May 1999, as if the acquisitions had occurred on January 1, 1998. These results also include the results of the additional Internet service provider acquired in July 1999, and the results of the web host and application providers acquired in August 1999 and September 1999, as if these acquisitions had occurred on January 1, 1999. This unaudited pro forma consolidated financial information includes the effects of (a) the acquisitions,
(b) our initial public stock offering, and (c) the amortization of goodwill and other intangibles resulting from the acquisitions.

The unaudited pro forma combined financial information does not purport to represent what our financial position or results of operations would actually have been if such transactions and events had actually occurred on those dates or to project our results of operations for any future period.

                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                      1999            1998               1999            1998
                                                  ------------    ------------       ------------    ------------
Revenues                                          $  2,604,190    $  1,566,199       $  7,574,294    $  4,401,418

Costs and expenses:
     Connectivity and operations                     1,526,706       1,108,090          4,390,350       2,847,734
     Sales and marketing                               562,947         161,565          1,507,599         563,403
     General and administrative                        697,536         166,432          1,479,905         471,525
     Depreciation                                      201,789          98,866            529,377         305,577
     Amortization                                    1,045,207         675,967          3,073,712       2,027,899
                                                  ------------    ------------       ------------    ------------

     Total costs and expenses                        4,034,185       2,210,920         10,980,943       6,216,138
                                                  ------------    ------------       ------------    ------------

     Loss from operations                           (1,429,995)       (644,721)        (3,406,649)     (1,814,720)

Interest income, (expense), net                         58,892         (19,150)           136,613         (37,985)
                                                  ------------    ------------       ------------    ------------

Loss before income taxes                            (1,371,103)       (663,871)        (3,269,666)     (1,852,705)

Income taxes                                            65,000              --             65,000              --
                                                  ------------    ------------       ------------    ------------

Net loss                                          $ (1,436,103)   $   (663,871)      $ (3,334,666)   $ (1,852,705)
                                                  ============    ============       ============    ============

Pro forma net loss per share, basic and diluted   $      (0.20)   $      (0.10)      $      (0.46)   $      (0.27)
Weighted average shares outstanding,
basic and diluted                                    7,318,944       6,890,436          7,318,944       6,890,436

Three Months Ended September 30, 1999

Revenues:

Pro forma revenues increased $1,037,991, or 66.3% from $1,566,199 to $2,604,190.
The increase in revenues was a result of the three acquisitions which occurred during the third quarter of 1999 ( approximately 67% of the growth) combined with internal growth (approximately 33% of the growth).

The following table provides a comparison of pro forma connectivity and operations, sales and marketing and general and administrative expenses as a percentage of pro forma total revenues:

                                       Three Months Ended September 30,
                                                1999        1998
                                                ----        ----
Connectivity and Operations                     58.6%       70.8%
Sales and Marketing                             21.6%       10.3%
General and Administrative                      26.8%       10.6%

Connectivity and Operations:

Connectivity and operations expenses increased $418,616, or 37.8%, from $1,108,090 to $1,526,706, primarily as a result of the increase in revenue from subsriber usage. As a percentage of revenue, Connectivity and Operations expenses decreased from 70.8% in the third quarter of 1998 to 58.6% in the third quarter of 1999.

Connectivity and operations expenses consist of the cost of non-capital equipment and the recurring telecommunication costs associated with providing services to subscribers, including the cost of local telephone lines and the cost of leased lines connecting the Internet and our operations centers. We expect these expenses to increase over time to support our growing subscriber base, however, as a percentage of sales, we expect these costs will decrease as the customer base expands. Connectivity and operations expenses also include the salaries and employee benefits of our personnel providing installation, web development and technical services, the cost of the equipment to provide these services, rent and utilities for our Internet service providers' offices, and customer service and technical support personnel costs. We expect customer service and support expenses to increase over time to support new and existing subscribers. New subscribers tend to be particularly heavy users of customer service and technical support.

Sales and Marketing:

Sales and Marketing expenses increased $401,382, or 248.4%, from $161,565 to $562,947. The increase was primarily the result of increased advertising expenses and additional sales and marketing personnel as a result of the subsequent acquisitions. Approximately $85,000 of the costs in 1999 is related to advertising the BiznessOnline.com, Inc. brand name.

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

General and Administrative:

General and administrative expenses increased $531,104, or 319.1%, from $98,866 to $697,536, primarily as a result of the increased corporate personnel costs and costs associated with combining the acquired companies.

General and administrative expenses consist primarily of administrative staff and related benefits, as well as the cost of travel and entertainment. General and administrative costs are expected to increase to support our growth, primarily the implementation of a common billing and financial reporting system.

Depreciation:

Depreciation expense increased $102,923, or 104.1%, from $98,866 to $201,789, primarily as a result of capital equipment purchases during 1999. These purchases were related to the integration of the billing and accounting system and the building of the centralized data center.

Depreciation expense relates primarily to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the straight-line and accelerated methods for the equipment. Depreciation expense is expected to increase as our Internet service providers increase their networks to support new and existing subscribers and as we finish our centralized data center and billing and financial reporting system

Amortization:

Amortization expense increased $369,240, or 54.6%, from $675,967 to $1,045,207. This increase was a result of the acquisitions completed during the third quarter of 1999.

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

Interest Income, (expense), net

Interest income, net was $58,892 for the quarter ended September 30, 1999, as compared to interest expense, net of $19,150 for the quarter ended September 30, 1998. The difference was a result of the investment of the proceeds from the Company's initial public offering of common stock completed on May 17, 1999.

Income Taxes:

Pro forma income tax expense for the quarter ended September 30, 1999 was $65,000. The Company had no income tax expense for the quarter ended September 30, 1998. The Company has not recorded any income tax benefit from non-deductible amortization of goodwill.

Nine Months Ended September 30, 1999

Revenues:

Pro forma revenues increased $3,172,876, or 72.1% from $4,401,418 to $7,574,294, as a result of the three acquisitions which occurred during the third quarter of 1999 ( approximately 60% of the growth), combined with internal growth (approximately 40% of the growth).

The following table provides a comparison of pro forma connectivity and operations, sales and marketing and general and administrative expenses as a percentage of pro forma total revenues:

                                         Nine Months Ended September 30,
                                                1999        1998
                                                ----        ----
Connectivity and Operations                     58.0%       64.7%
Sales and Marketing                             19.9%       12.8%
General and Administrative                      19.5%       10.7%

Connectivity and Operations:

Connectivity and operations expenses increased $1,542,616, or 54.2%, from $2,847,734 to $4,390,350, primarily as a result of the increase in the number of subscribers. As a percentage of revenue, connectivity and operations expenses decreased from 64.7% in 1998 to 58.0% in 1999.

Sales and Marketing:

Sales and Marketing expenses increased $944,196, or 167.6%, from $563,403 to $1,507,599. The increase was primarily the result of increased advertising expenses and increased personnel costs. Approximately $85,000 of the costs in 1999 is related to advertising the BiznessOnline.com, Inc. brand name.

General and Administrative:

General and administrative expenses increased $1,008,380, or 213.9%, from $471,525 to $1,479,905, primarily as a result of the increased corporate personnel costs and costs associated with combining the acquired companies.

Depreciation:

Depreciation expense increased $223,800, or 73.2%, from $305,577 to $529,377, primarily as a result of the capital equipment purchased during 1999, which includes the billing and financial reporting systems, along with costs associated with the data center being built in Albany, NY.

Amortization:

Amortization expense increased $1,045,813, or 51.6%, from $2,027,899 to $3,073,712, primarily as a result of the three additional companies acquired during the third quarter of 1999.

Interest Income, (expense), net

Interest income, net was $136,613 for the nine months ended September 30, 1999, as compared to interest expense, net of $37,985 for the nine months ended September 30, 1998. The difference was a result of the investment of the proceeds from the Company's initial public offering of common stock completed on May 17, 1999.

Income Taxes:

We recorded pro forma income tax expense of $65,000 for the period ended September 30, 1999. No income tax expense or benefit was recorded for the period ended September 30, 1998.

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the nine months ended September 30, 1999.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 changes the previous accounting definition of "derivative" which focused on freestanding contracts like options and forwards, including futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative fair value be recognized currently in earnings unless specified hedge accounting criteria are met. This Statement, as amended by Statement 137, is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. We do not anticipate that Statement 133 will have a material impact on our financial position or results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We provide internet access and related services to individuals and small to medium sized businesses in northeastern New York state, Massachusetts and Connecticut. We are not subject to changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is subject to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and U.S. corporations.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. sold by the Company during the period covered by this report that were not registered under the Securities Act:

      1. On August 18, 1999 the Company issued 200,046 shares of its common stock to WebWay, LLC, a New York limited liability company, comprising a portion of the purchase price paid to such entity by the Company pursuant to an Asset Purchase Agreement under which the Company acquired substantially all of the assets and assumed certain of the liabilities of WebWay. These sales were effected without registration under the Securities Act in reliance upon the exemption for registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

      2. On September 30, 1999 the Company issued 228,462 shares of its common stock to the sole stockholder of Infoboard, Inc., a Massachusetts corporation, comprising a portion of the merger consideration paid to such person pursuant to an Agreement and Plan of Merger and Reorganization by which Infoboard was merged into a wholly-owned subsidiary of the Company. This sale was effected without registration under the Securities Act in reliance upon the exemption for registration set forth in Section 4(2) of the Securities Act Rule 506 of Regulation D thereunder.

      3. The sales of common stock described in paragraphs 1 and 2 above were made in connection with acquisition transactions not involving a public offering. The four owners of WebWay and the sole owner of Infoboard, either directly or by way of a purchaser representative, each represented that they were accredited and/or sophisticated investors. All such individuals received a copy of a currently dated Information Statement regarding the Company. Each individual acknowledged and represented to the Company in writing that he or she understands and agrees that the shares of common stock to be issued in such transactions: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each individual also acknowledged that such individual was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such individual had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

(d) Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

      1. The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.

      2. From the effective date of the initial public offering registration through September 30, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

      Repayment of promissory notes to the stockholders of Global 2000 Communications, Inc.          $   580,000
      Payment of the cash portion of the purchase price due to the four Internet service providers
      we acquired in May 1999                                                                          5,730,000
      Acquisition of Ascent Networking                                                                 1,050,000
      Repayment of indebtedness of Internet service providers                                            276,000
      Acquisition of WebWay, LLC                                                                         830,000
      Acquisition of Infoboard, Inc.                                                                   1,580,000
      Purchases of capital equipment, primarily data center                                            1,520,000
                                                                                                     -----------

      Total                                                                                          $11,566,000
                                                                                                     ===========

The payments referred to above were not made directly or indirectly to any officers or directors of BiznessOnline.com, Inc. or their associates, or to any person owning 10% or more of any class of securities of BiznessOnline.com, Inc. except for $435,000 of the $580,000 listed above which was paid to a director of the Company and his spouse who were the former majority stockholders of Global 2000 Communications, Inc. in satisfaction of promissory notes constituting a portion of the purchase price therefore.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            10.14 Asset Purchase Agreement among Insite Internet III Acquisition
                  Co., Inc., Ascent Internet Holdings, Inc. and the stockholder of Ascent

            10.15 Asset Purchase Agreement among Insite Internet VI Acquisition
                  Co., Inc., WebWay LLC and the members of WebWay.

            10.16 Merger Agreement among the Company, BOL Acquisition Co. I,
                  Inc., Infoboard, Inc. and the Stockholder of Infoboard.

            11    Calculation of Earnings per share

            27    Financial Data Schedule

      (b)   Reports on Form 8-K:

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 12, 1999                 BiznessOnline.com, Inc.


                                          By    /s/Daniel J. Sullivan
                                             -----------------------------------
                                             Daniel J. Sullivan
                                             Vice President and Chief Financial
                                             Officer (Authorized Officer on
                                             behalf of Registrant and Principal
                                             Financial and Accounting Officer)

                                  Exhibit Index

10.17 Asset Purchase Agreement among Insite Internet III Acquisition Co., Inc., Ascent Internet Holdings, Inc. and the stockholder of Ascent

10.18 Asset Purchase Agreement among Insite Internet VI Acquisition Co., Inc., WebWay LLC and the members of WebWay.

10.19 Merger Agreement among the Company, BOL Acquisition Co. I, Inc., Infoboard, Inc. and the Stockholder of Infoboard.

11    Calculation of Earnings per share

27    Financial Data Schedule