Form 10-K
period 1999-12-31
BIZNESS ONLINE COM
filed 2000-03-31
CIK 1079406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 01-25957
                            ------------------------

                            BIZNESSONLINE.COM, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     06-1519132
    (State or other jurisdiction of                      (I.R.S. Employer
    Incorporation or organization)                     Identification No.)

      1720 ROUTE 34, PO BOX 1347                              07719
               WALL, NJ                                     (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code:  732-280-6408

          Registrant's fax number, including area code:  732-280-6409

            Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                           Name of exchange on which Registered
                         NONE.                                                 NONE.

            Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  /X/

    The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 24,2000, based upon the closing price of the Common Stock on the NASDAQ National Market of $8.0625 on such day, was approximately $44.5 million. The number of outstanding shares of the registrant's Common Stock as of March 24, 2000, was approximately 8,609,574 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders presently scheduled to be held on Friday, May 5, 2000 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
PART I.
  Item 1     Business....................................................
  Item 2.    Properties..................................................
  Item 3.    Legal Proceedings...........................................
  Item 4.    Submission of matters to a vote of security holders.........

PART II.
             Market for the registrant's common stock and related
  Item 5     stockholder matters.........................................
  Item 6.    Selected financial data.....................................
             Management's discussion and analysis of financial condition
  Item 7.    and results of operations...................................
  Item 7A.   Quantitative and qualitative disclosure about market risk...
  Item 8.    Financial statements and supplementary data.................
             Changes and disagreements with accountants on accounting and
  Item 9.    financial disclosure........................................

PART III.
  Item 10.   Directors and executive officers............................
  Item 11.   Executive compensation......................................
             Security ownership of certain beneficial owners and
  Item 12.   management..................................................
  Item 13.   Certain relationships and related transactions..............

PART IV.
             Exhibits, financial statement schedules and reports on
  Item 14.   Form 8-K....................................................
             Signatures..................................................

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    BiznessOnline.com is one of the Northeast's largest providers of enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, and high-speed Internet access. We are committed to satisfying the increasing Web and Internet needs of small and mid-sized businesses by offering customers high-performance information technology management and other advanced Internet services in state-of-the-art Internet Data Centers including a brand new 6,000 square feet facility which opened in December 1999 and services our Albany area operations. We provide secure broadband Internet connections via our fault-tolerant, fiber-optic backbone network, which is supported by 24 hour X 7 day customer care and network monitoring. We are focused on increasing our existing base of customers in the Northeast and continuing to grow our Internet network infrastructure.

CORPORATE HISTORY

    BiznessOnline.com, Inc. was formed as a Delaware corporation on June 11, 1998 for the purpose of acquiring and operating businesses that provide Internet access and related services to business and residential customers in the northeastern United States outside of large metropolitan areas. We acquired our first Internet service provider in January 1999 located in Albany, New York. We acquired four additional Internet service providers in May 1999 contemporaneously with the closing of our initial public offering of
2.9 million shares of common stock which raised $29 million. Subsequently in 1999, we acquired four additional Internet service providers and two web design/web hosting companies. We also entered into definitive agreements in December 1999 to acquire a competitive local exchange carrier and its associated Internet service provider based in Johnstown, New York which transaction is expected to close on or about March 31, 2000. Our acquisitions are summarized in the following table:

                                                                           *% STOCK/
COMPANY                                   LOCATION       PURCHASE PRICE      % CASH      CLOSING DATE
-------                                ---------------   --------------   ------------   ------------
Global 2000 Communications, Inc......  Albany, NY         $ 3,300,000       82%/18%        1/31/99
AlbanyNet, Inc.......................  Albany, NY         $ 2,400,000        0%/100%       5/17/99
Borg Internet Services, Inc..........  Utica, NY          $ 2,000,000       75%/25%        5/17/99
Caravela Software, Inc...............  Middlefield, CT    $ 4,980,000       56%/44%        5/17/99
Ulsternet, Inc.......................  Kingston, NY       $ 1,450,000       55%/45%        5/17/99
Ascent Networking and Ascent Internet
  Holdings, Inc......................  Norwich, NY        $ 1,050,000        0%/100%       7/30/99
WebWay, LLC..........................  Albany, NY         $ 2,580,000       68%/32%        8/18/99
Infoboard, Inc.......................  Lynn, MA           $ 3,030,000       54%/46%        9/30/99
Cyberzone, LLC.......................  Hartford, CT       $ 3,504,300       50%/50%       12/14/99
NECAnet, Inc.........................  Storrs, CT         $ 3,500,000       55%/45%       12/15/99
Prime Communications Systems, Inc....  Amherst, NY        $ 7,000,000       82%/18%       12/29/99
Telecon Communications Corp.
  (expected to close by 3/31/00).....  Johnstown, NY      $15,000,000        0%/100%         --
Telesupport, Inc. (expected to close
  by 3/31/00)........................  Johnstown, NY      $ 3,000,000      100%/0%           --

------------------------

* The dollar value of the stock portion of the purchase price in most of our acquisitions as shown above is based upon the average closing price of our common stock for the 20 business days prior to the closing date of the acquisition and may differ from the value used to record the acquisition for accounting purposes which utilizes the value of shares issued as of the closing for determining acquisition cost.

OUR GROWING MARKET

    Internet use is experiencing dramatic growth in the number of users and the amount of user time spent on the Internet. International Data Corporation estimates that at the end of 1998 there were approximately 77 million Internet users in the United States and that by the end of 2002, the number of United States Internet users will increase to over 148 million. In the northeastern United States alone, Upside Magazine estimates that the number of Internet service subscribers will increase by approximately 30 million in the next three years. With respect to the use of the Internet and enhanced Web services by businesses, International Data predicts that the percentage of small and medium scale businesses with on-line access will double in the next three years.

    The functionality and accessibility of the Internet have made it an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional distribution channels. These advantages combined with the increasing availability of products and services over the Internet, and the presence of more and more companies and organizations on the Internet, have resulted in a huge demand for Web services. eMarketer predicts that the demand for Web services (including Internet access, Web hosting, Web site development, e-commerce solutions, Internet marketing solutions, demand for bandwidth, etc.) which was $1 billion in 1998, will grow to $14 billion by 2003.

PRODUCTS AND SERVICES

    We offer a comprehensive, cost-effective range of Web and Internet services to business and residential customers in the Northeast. Our scalable, state-of-the-art, network can address comprehensive data intensive applications, including Voice Over Internet Protocol and unified messaging services, and ensures the speed and performance necessary for mission-critical Internet and Web applications in a commercial setting. Our products and services include:

    WEB HOSTING

    Our high capacity network services and state-of-the-art server technology enable us to provide advanced Web hosting services. We provide our customers with data back up and Web site firewall protection, a comprehensive facility-wide security system, current Web traffic statistics for market tracking, and 24-hour network and Web site technical support.

    WEB SITE DEVELOPMENT

    Our experienced Internet marketing professionals, Web designers and Web programmers work together to build customized corporate Web sites from the extraordinarily complex designs to the most simple. We can provide our clients with e-commerce enabled, interactive Web sites which have on-line credit card and check clearing, shopping baskets, search engines, password protected areas and database management capabilities, as well as modest sites that can be upgraded over time.

    SERVER CO-LOCATION, WHOLESALE AND MANAGED SERVICES

    Our modern Internet Data Center located in Albany, NY allows us to offer server co-location, web hosting, private-label ISP and other managed services which present clients with the convenience of having an in-house server or modem banks without the responsibilities of supporting their own Web infrastructure. Additionally, we expect to be providing managed services for outsource applications, including the wholesaling of Voice over Internet Protocol gateway services and unified messaging in the near future. Our Internet Data Center features the latest technology, and reduces customers' bandwidth costs, increases their available bandwidth, and extends redundancy. We provide our customers with 24 hour X 7 day network and server monitoring.

    E-COMMERCE SOLUTIONS

    We develop cost-effective, standard or customized e-commerce solutions for customers. Our e-commerce packages offer businesses a broad range of features, including site tools that make it possible to accept electronic checks and credit card payments from customers, track sales on a real time basis, automatically control inventory, effectively manage storefront and products, fully protect and secure transaction capabilities, and increase their customer base worldwide.

    HIGH SPEED BROADBAND INTERNET ACCESS: DSL, FRAME RELAY, T-1, AND T-3

    We are currently providing businesses and residential customers with a variety of broadband services, and we expect to be providing additional xDSL and ADSL technology and ATM offerings in our markets in the near future. We believe these additional product offerings accommodate the greater functionality and user requirements of their target market while being more profitable than existing solutions. We are working with existing xDSL and ADSL wholesalers to provide underlying xDSL and ADSL capabilities, while maintaining the option of deploying xDSL and ADSL on our own at some later point in time when deemed economically feasible.

    INTERNET MARKETING/WEB MEDIA

    Our Internet technology and marketing teams develop Web media solutions geared toward increasing traffic to a customer's site through specialized design, programming and indexing. We monitor Web traffic via graphical tracking and reporting tools, and establish on-line, strategic content and commerce affiliates for our clients.

    DIAL-UP INTERNET ACCESS

    We provide fast, reliable dial-up access to the Internet. Our local call centers offer 24 hour technical support and our subscribers have access to 500 national numbers to facilitate account portability.

    LOCAL AND LONG DISTANCE TELEPHONE SERVICE

    On March 15, 2000, the New York State Public Service Commission granted approval for the transfer of the "Certificate of Public Convenience and Necessity" held by Telecon Communications Corp., a competitive local exchange carrier ("CLEC") based in Johnstown, New York to us in connection with our planned acquisition of substantially all of Telecon's assets. We now expect to close such transaction and the acquisition of an Internet service provider affiliated with Telecon on or about March 31, 2000. In addition, we are in the process of preparing CLEC filings in other New England states to enable us to begin to resell local and long distance telephone services in such markets beginning in the second half of 2000.

BUSINESS STRATEGY

    We continue to penetrate our target secondary markets in the Northeast by acquiring profitable, secondary Web and Internet service providers, and to strengthen our regional organization which is committed to being an efficient source of global communication for our rapidly growing customer base. Our philosophy is to deliver cost-effective, comprehensive, state-of-the-art Web services while staying close to our customers.

    Following that philosophy, we are executing a multiple product line strategy by providing combinations of Web and Internet services to our customers. Also, we expect to expand our service offerings to include local and long distance telephone services, as well as paging and wireless telephone services, upon the closing of the acquisition of substantially all of the assets of Telecon Communications Corp. and the filing of CLEC applications in certain other markets that we serve. We have built a state-of-the-art Internet Data Center in Albany, New York and we operate a second modern data center in Amherst, New York. We intend to build additional data centers in underserved secondary markets and towards that end we have located suitable sites in Buffalo, NY and Hartford, CT and are now in the process of negotiating leaseholds for such sites. We offer wholesale Internet and related services to independent Internet service providers, and we plan to partner with other companies whose products can be sold via the Internet to its customer base. We will also continue to add national content providers to our Web pages to increase site loyalty.

    TARGET MARKETS

    We plan to continue to penetrate secondary Northeastern markets through acquisitions of existing Internet, web design/hosting and other telecommunications service providers, and by consolidating and building enhanced Internet services operations in secondary markets in the Northeast. We are concentrating on small and medium size businesses in this segment because we believe the following:

    - Small and medium size businesses typically outsource their Web service requirements due to capital and personnel constraints (unlike larger firms in primary metropolitan markets, which, in most cases, support their own Web and telecommunications infrastructure);

    - There are approximately 1 million small and medium size businesses in the Northeast (Source: Upside Magazine) many of which will need to develop e-commerce solutions to increase revenues and/or remain competitive;

    - The number of Internet subscribers in secondary markets in the Northeast alone could potentially rise by 30 million over the next three years (Source: eMarketer);

    - Small and medium sized businesses will exhibit higher customer loyalty and lower than average customer turnover;

    - Costs associated with providing services in secondary markets will be lower than the major urban markets, potentially resulting in higher margins;

    - Secondary markets are currently more fragmented because of undercapitalized local competitors, while still containing large customer bases;

    - There is greater potential to more quickly gain market share and secure market coverage through carefully selected acquisition candidates and an emphasis on customer service and product combinations; and

    - There is greater potential to develop strong regional brand recognition and brand equity in a shorter time.

    SALES & MARKETING

    We intend to become one of the leading brands in the enhanced Internet services market in the Northeast. We sell our services via the Web, and through knowledgeable sales force staffed by people native to our markets. We intend to maintain our in-house sales staff and hire additional sales personnel, while converting each acquired company's location into a regional sales office. Our sales and marketing strategy is as follows:

    BUILD OUT OUR EXISTING DIRECT INTERNET SALES FORCE

    We are aggressively growing our existing sales force. We intend to hire a sales manager to head each branch sales force, and to hire additional, accomplished sales personnel who have Internet and telecommunications sales experience in their respective regions. We expect to build our sales force in each regional sales office to up to six people in the immediate term.

    PROACTIVE SALES PHILOSOPHY AND AGGRESSIVE ADVERTISING

    We are actively marketing our services to existing and potential customers in the Northeast through a number of marketing initiatives aimed at building our brand equity. Our marketing initiatives include or are planned to include: a telemarketing program for current and prospective customers; participation in customers' and industry trade shows; public relations exercises; aggressive print, billboard, radio and television advertising in the Northeast; and direct mail and e-mail customer solicitations. We plan to follow an aggressive pricing strategy for all of our products and services, and to emphasize to existing and potential customers our regional presence and state-of-the-art enhanced Internet services infrastructure as an advantage over local and national competitors. We are also currently developing alternative distribution channels, and engaging potential agents or resellers who will retail our products and services. We plan to take advantage of the cross merchandising opportunities presented by the Internet by advertising and offering our bundled services on our resellers' Web pages.

    PROMOTE VALUE-ADDED, BUNDLED SERVICES TO CUSTOMERS

    We offer value added, packaged services while retaining our regional focus which will make us an attractive proposition for customers. We plan to bundle Web, Internet, local dial tone, and long distance services while providing convergent billing with real-time Web based access to account data. We also offer our customers the option of using a credit card billing system for monthly recurring local and flat rate charges.

    FOCUS ON CUSTOMER SERVICE

    We are focused heavily on customer service. We plan to maintain first-line technical support at each branch and have established customer service operations including fully convergent billing and customer care systems, and a toll free telephone number for 24 hour, 7 days a week technical support.

    ACQUISITIONS

    A significant component of our growth strategy is to continue to penetrate markets by acquiring well established Internet service providers and/or CLEC and long distance service providers. We then plan to integrate and bundle their services with our own, offering our customers an ever-widening, more comprehensive suite of products and services, typically on one integrated monthly bill.

    Our strategy is to initially purchase an "anchor" Web or Internet service provider, CLEC or long distance service provider within our target markets, and then acquire other, complementary local companies. We then utilize our multiple-trunk fiber optic backbone network powered by state of the art Cisco systems equipment purchased to integrate acquired companies' network and administrative operations, while maintaining their various locations as regional sales offices.

    As we execute our acquisition strategy, we integrate resources of the acquired companies into our broader network in order to bring increased scope and the benefits of economies of scale. Historically, networks and administrative functions of newly acquired companies can be integrated into our systems within 90 to 120 days. We further believe that economies of scale advantages will facilitate a reduction in operating costs of acquired companies. We plan to offer our complete product line to customers of our acquired companies' immediately following their acquisition in an effort to rapidly increase sales. We believe that our regional focus enables us to better control costs and to maximize the financial, operating and marketing benefits of consolidating local Web and Internet services providers.

COMPETITION

    The market for Internet access and related services is extremely competitive. We expect competition to increase as Internet use grows and established national Internet service providers, telecommunications and computer related vendors expand their traditional products and services and new start-ups emerge. The significant financial resources of many of our competitors could lead to severe price cutting in an effort to secure market share, which could have a negative effect on our revenues and results of operations. Our competitors in the markets in which we operate include:

    - National and regional commercial internet service providers such as Verio, Earthlink and Mindspring;

    - Established on-line commercial information providers such as AOL, Prodigy and MSN;

    - Local internet service providers in Connecticut and Northeastern New York State who provide products and services that are similar to ours to small to medium sized businesses;

    - Cable television operators such as Time Warner and Tele-Communications, Inc;

    - National long distance telecommunications carriers such as AT&T, MCI Worldcom, and Sprint;

    - Computer hardware and software companies, such as IBM and Compaq;

    - Regional telephone operating companies such as Bell Atlantic, SBN and Citizens Telephone Company; and

    - New "free access" Internet services providers such as JUNO and NetZero.

    We also believe that new competitors will continue to enter the Internet access market, such as large computer hardware and software companies, media and telecommunications entities, and companies that provide direct service to residential customers, including cable television operators, wireless communication companies, local and long distance telephone companies and electric utility companies.

    Many of our competitors are larger and have greater financial, technical, and operating resources than we do. We will need to distinguish ourselves by our product and service knowledge, our responsiveness to our targeted market of small to medium sized businesses, our ability to market and sell customized combinations of products and services within our market, and our capacity to offer a diverse Internet product line. We also believe that our ability to be flexible and to respond quickly in providing solutions to our customer's Internet needs will be an advantage over some of our competitors.

EMPLOYEES

    As of December 31, 1999, we had 174 employees as follows:

Sales & Marketing...........................................     29
Support.....................................................     60
Technical...................................................     58
Administrative..............................................     27
                                                                ---
                                                                174

ITEM 2. DESCRIPTION OF PROPERTIES

    Our leased corporate headquarters are located in Wall, NJ. We also lease additional facilities in the following locations for the following purposes:

Albany, NY.............................  Data Center/Managed Services Facility
Albany, NY.............................  Development and Support
Amherst, NY............................  Data Center/Managed Services Facility
Buffalo, NY............................  Sales and support
Kingston, NY...........................  Sales and support
Norwich, NY............................  Sales and Support
Utica, NY..............................  Sales and Support
Lynn, MA...............................  Sales and Support
Hartford, CT...........................  Data Center/Managed Services Facility
Middlefield, CT........................  Sales and Support
Storrs, CT.............................  Sales and Support

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock commenced trading on the NASDAQ National Market on May 12, 1999 under the symbol "BIZZ". The following table sets forth the high and low closing sales price for the common stock for each quarter during the last fiscal year, as reported by the NASDAQ National Market.

                                                               HIGH       LOW
                                                             --------   --------
Fiscal 1999:
  Second Quarter...........................................  11.1875     7.3125
  Third Quarter............................................  10.75       6.50
  Fourth Quarter...........................................   9.375      5.8125

    As of March 24, 2000, there were 115 holders of record of common stock who held an aggregate of 8,609,574 shares of common stock as nominees for an undisclosed number of beneficial holders.

    We have never declared or paid any cash dividends on our capital stock. We anticipate that we will retain future earnings, if any, to fund the development and growth of the business and therefore do not expect to pay any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs, and plans for expansion and additional acquisitions.

    Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. sold by the Company during the period covered by this report that were not registered under the Securities Act and have not previously been reported in a quarterly report on Form 10-Q:

        1. On December 14, 1999, the Company issued an aggregate of 271,904 shares of its common stock to the two members of Cyberzone, LLC, a Connecticut limited liability company, comprising a portion of the purchase price paid to such persons by the Company pursuant to an Asset Purchase Agreement under which the Company acquired substantially all of the assets and assumed certain of the liabilities of Cyberzone. This sale was effected without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

        2. On December 15, 1999, the Company issued an aggregate of 298,726 shares of its common stock to the two stockholders of NECAnet, Inc. and New England Computer Associates, Inc., both Connecticut corporations (collectively, "NECAnet"), comprising a portion of the merger consideration paid to such persons pursuant to an Agreement and Plan of Merger and Reorganization by which NECAnet was merged into a wholly-owned subsidiary of the Company. This sale was effected without registration under the Securities Act in reliance upon the exemption from registration set forth in
    Section 4(2) of the Securities Act.

        3. On December 29, 1999, the Company issued an aggregate of 720,000 shares of its common stock to the three stockholders of Prime Communications Systems Incorporated, a New York corporation, comprising a portion of the purchase price paid to such persons by the Company pursuant to an Agreement and Plan of Merger and Reorganization by which Prime was merged into a wholly-owned subsidiary of the Company. This sale was effected without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

        4. The issuances of common stock described in paragraphs 1, 2 and 3 above were made in connection with acquisition transactions not involving a public offering. The members of Cyberzone and the stockholders of NECAnet and Prime, either directly or by way of a purchaser representative, each represented that they were sophisticated investors. All such individuals received a copy of a currently dated Information Statement regarding the Company. Each individual acknowledged and represented to the Company in writing that he or she understands and agrees that the shares of common stock to be issued in such transactions: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each individual also acknowledged that he or she was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that he or she had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

    Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. from its initial public offering of common stock.

        i. In February 1999, we filed a registration statement under the Securities Act of 1933 to sell up to 2.9 million shares of common stock in our initial public offering. The effective date of registration of the initial public offering was May 12, 1999, under Commission file number 333-73067. The offering was managed by Joseph Stevens and Company, Inc, Schneider Securities, Inc., Neidiger, Tucker, Bruner, Inc. and Royce Investment Group, Inc. and closed on May 17, 1999.

        ii. Expenses related to the initial public offering and direct offering costs incurred through December 31, 1999 were as follows:

Underwriter's discounts and commissions.....................  $ 2,900,000
Accountants fees............................................      386,000
Legal fees..................................................      467,000
Printing expenses...........................................      177,000
Miscellaneous filing fees and expenses......................      425,000
                                                              -----------
Total.......................................................    4,355,000
                                                              ===========
  Net Proceeds..............................................  $24,645,000
                                                              ===========

        iii. From the effective date of the initial public offering registration through December 31, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

Repayment of promissory notes to the stockholders of Global
  2000 Communications, Inc..................................  $   580,000
Payment of the cash portion of the purchase price due to the
  four Internet service providers we acquired in May 1999...    5,730,000
Acquisition of Ascent Networking............................    1,050,000
Acquisition of WebWay, LLC..................................      830,000
Acquisition of Infoboard, Inc...............................    1,380,000
Acquisition of Prime Communications, Inc....................    1,240,000
Acquisition of Cyberzone, LLC...............................    1,752,000
Acquisition of NECAnet, Inc.................................    1,575,000
Repayment of indebtedness of Internet service providers.....      276,000
Purchases of capital equipment, primarily relating to our
  data center in Albany, NY.................................    4,154,000
                                                              -----------
Total.......................................................  $18,567,000
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

ITEM 6. SELECTED FINANCIAL DATA

                   SELECTED ACTUAL RESULTS OF OPERATIONS DATA

                                                                                  PERIOD FROM JULY 1, 1999
                                                        YEAR ENDED                   (DATE OF INCEPTION)
                                                        DECEMBER 31               THROUGH DECEMBER 31, 1998
                                                  -----------------------       -----------------------------
                                                    1999           1999             1998            1998
                                                     $              %                 $               %
                                                  --------       --------       -------------   -------------
Revenues........................................   $6,741         100.0%              --              N/A
Costs and expenses:
  Connectivity and operations...................    3,721          55.2%              --               --
  Sales and marketing...........................    1,804          26.8%              --               --
  General and administrative....................    2,480          36.8%             126              N/A
  Stock compensation............................      322           4.8%              --               --
  Depreciation..................................      377           5.6%              --               --
  Amortization..................................    2,449          36.3%              --               --
  Loss from operations..........................   (4,412)        (65.5%)           (126)             N/A
Net loss........................................   (4,055)        (60.2%)           (126)             N/A
Earnings before interest, taxes depreciation and
  amortization..................................   (1,586)        (23.5%)           (126)             N/A

                          SELECTED BALANCE SHEET DATA

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Total current assets........................................       9,135         $148
Property and equipment, net.................................       5,727           --
Goodwill and intangibles, net...............................      32,331           --

Total assets................................................     $47,262         $256
Total current liabilities...................................       6,117           99
Long term debt..............................................          95           --
Total stockholders' equity..................................      41,050           57
Total liabilities and stockholders' equity..................     $47,262         $256

                     SELECTED HISTORICAL FINANCIAL DATA FOR
                         OUR INTERNET SERVICE PROVIDERS

    The selected financial data are derived in part from the more detailed historical financial statements and accompanying explanatory notes of our Internet service providers included elsewhere in this prospectus.

    The following selected financial data of the Internet service providers acquired on January 31, 1999 and May 17, 1999 should be read in conjunction with the historical financial statements and accompanying explanatory notes and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this Form 10-K. All of the Internet service providers have fiscal years ending December 31.

    The following table presents selected historical financial data for such Internet service providers for the stated periods.

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
STATEMENTS OF OPERATIONS DATA:

ALBANYNET, INC.

  Revenues..................................................  $  838,807   $1,140,518

  Costs and expenses:
    Connectivity and operations.............................     658,329      768,400
    Selling, general and administrative expenses............      44,441       61,456
    Depreciation............................................      57,866       67,814
                                                              ----------   ----------
      Total costs and expenses..............................     760,636      897,670
                                                              ----------   ----------
  Income from operations....................................      78,171      242,848
  Other income, net.........................................      11,082        5,369
  Interest expense..........................................      (4,724)      (3,272)
                                                              ----------   ----------
  Net income................................................  $   84,529   $  244,945
                                                              ==========   ==========
  Net income per share basic and diluted....................  $   422.65   $ 1,224.73
  Weighted average shares outstanding.......................         200          200
                                                              ==========   ==========
  Approximate number of subscribers at year end.............       2,300        3,200

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
BORG INTERNET SERVICES, INC.

  Revenues..................................................  $  505,970   $  832,734

  Costs and expenses:
    Connectivity and operations.............................     319,127      601,890
    Selling, general and administrative expenses............      64,978      136,025
    Depreciation............................................      64,909      102,581
    Amortization of intangibles.............................      21,534       21,534
                                                              ----------   ----------
      Total costs and expenses..............................     470,548      862,030
                                                              ----------   ----------
  Income (loss) from operations.............................      35,422      (29,296)
  Interest expense..........................................      (4,467)     (11,717)
                                                              ----------   ----------
  Income (loss) before income taxes.........................      30,955      (41,013)
  Income tax provision (benefit)............................      12,383      (12,056)
                                                              ----------   ----------
  Net income (loss).........................................  $   18,572   $  (28,957)
                                                              ==========   ==========
  Net income (loss) per share basic and diluted.............  $ 6,190.67   $(9,652.33)
  Weighted average shares outstanding.......................           3            3
                                                              ==========   ==========
  Approximate number of subscribers at year end.............       2,500        4,000

CARAVELA SOFTWARE, INC.

  Revenues..................................................  $1,516,112   $1,879,410
  Costs and expenses:
    Connectivity and operations.............................   1,328,076    1,520,192
    Selling, general and administrative expenses............     152,944      156,761
    Depreciation............................................     118,485      117,146
                                                              ----------   ----------
      Total costs and expenses..............................   1,599,505    1,794,099
                                                              ----------   ----------
  Income (loss) from operations.............................     (83,393)      85,311
  Other income (expense), net...............................         267      (67,901)
  Interest expense..........................................      (9,453)     (21,406)
                                                              ----------   ----------
  Income (loss) before income taxes.........................     (92,579)      (3,996)
  Income tax benefit........................................     (37,031)      (1,598)
                                                              ----------   ----------
  Net loss..................................................  $  (55,548)  $   (2,398)
                                                              ==========   ==========
  Net (loss) per share basic and diluted....................  $  (555.48)  $   (23.98)
  Weighted average shares outstanding.......................         100          100
                                                              ==========   ==========
  Approximate number of subscribers at year end.............       4,000        5,000

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
GLOBAL 2000 COMMUNICATIONS, INC.

  Revenues..................................................  $1,108,980   $1,738,613
  Costs and expenses:
    Connectivity and operations.............................     809,374      927,769
    Selling, general and administrative expenses............     148,153      480,334
    Depreciation............................................      43,690       58,672
                                                              ----------   ----------
      Total costs and expenses..............................   1,001,217    1,466,775
                                                              ----------   ----------
  Income from operations....................................     107,763      271,838
  Other income, net.........................................      (7,502)     (18,493)
  Interest expense..........................................     (14,375)     (13,573)
                                                              ----------   ----------
  Net income................................................  $   85,886   $  239,772
                                                              ==========   ==========
  Net income per share basic and diluted....................  $   429.43   $ 1,198.86
  Weighted average shares outstanding.......................         200          200
                                                              ==========   ==========
  Approximate number of subscribers at year end.............       3,300        4,000

ULSTERNET, INC.

  Revenues..................................................  $  318,630   $  604,419
  Costs and expenses:
    Connectivity and operations.............................     290,309      491,327
    Selling, general and administrative expenses............       6,913       21,472
    Depreciation............................................      39,224       58,231
                                                              ----------   ----------
      Total costs and expenses..............................     336,446      571,030
                                                              ----------   ----------
  Income (loss) from operations.............................     (17,816)      33,389
  Interest expense..........................................      (8,480)      (9,784)
  Net income................................................  $  (26,296)  $   23,605
                                                              ==========   ==========
  Net income per share basic and diluted....................  $  (279.74)  $   251.12
  Weighted average shares outstanding.......................          94           94
                                                              ==========   ==========
  Approximate number of subscribers at year end.............       2,100        3,800

                                                              DECEMBER 31
                                                                 1998
                                                              -----------
BALANCE SHEET DATA:

AlbanyNet, Inc.
  Working capital...........................................   $ 142,000
  Total assets..............................................   $ 259,894
  Long term debt, less current portion......................   $   4,030
  Total stockholders' equity................................   $ 190,079

Borg Internet Services, Inc.
  Working capital (deficit).................................   $(192,274)
  Total assets..............................................   $ 348,614
  Long term debt, less current portion......................   $  78,608
  Total stockholders' equity (deficit)......................   $ (30,283)

Caravela Software, Inc.
  Working capital (deficit).................................   $(160,143)
  Total assets..............................................   $ 550,128
  Long term debt, less current portion......................   $   6,816
  Total stockholders' equity................................   $  68,021

Global 2000 Communications, Inc.
  Working capital...........................................   $  41,066
  Total assets..............................................   $ 622,536
  Long term debt, less current portion......................   $  96,496
  Total stockholders' equity................................   $ 192,023

Ulsternet, Inc.
  Working capital (deficit).................................   $(143,755)
  Total assets..............................................   $  88,217
  Long term debt, less current portion......................   $  25,205
  Total stockholders' equity (deficit)......................   $ (92,502)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and other sections of this report contain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, often identified by words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions, reflect our current beliefs and expectations. However, they are not guarantees of future performance and involve risks and uncertainties that could cause our results to differ significantly from those expressed or implied by such forward-looking statements. The risks and uncertainties include, but are not limited to, the factors identified below under the caption "Factors that could effect future results." We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTION

    The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our 1999 audited consolidated financial statements and the related notes thereto appearing in this filing on Form 10-K.

OVERVIEW

    We derive revenues from a variety of sources. We provide Internet access, web site development, e-commerce solutions and Internet marketing/web media services. These services are predominantly utilized by small to medium sized business and individuals looking to establish a presence on the world wide web. We host commercial and individual web sites. We also provide our customers with server co-location and managed services from our state-of-the-art Internet data center located in Albany, New York. We also provide Internet access via dedicated high-speed broadband products such as DSL, Frame relay, T-1 and T-3 connections along with dial up connectivity. Our customers are individuals and small to medium sized businesses. Subscription fees for dial up connectivity vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. Most of our individual subscribers pay us by credit card automatically on a monthly basis. Our revenue composition may change as we develop our strategy to provide additional e-commerce and other enhanced Internet services to our clients.

RESULTS OF OPERATIONS

    Year ended December 31, 1999

    We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000
Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999, a web hosting company on September 30, 1999, an Internet service provider on December 14, 1999, an Internet service provider on December 15, 1999 and another Internet service provider on December 29, 1999.

    We generated revenues of $6.7 million during the year ended December 31, 1999. We also incurred $3.7 million of connectivity and operations expenses, $1.8 million of sales and marketing expenses, $2.5 million of general and administrative expenses, $322,000 of non cash compensation expenses relating to the issuance of stock options and warrants to outside consultants, $2.8 million of depreciation and amortization costs, and we earned $419,000 of interest income, net. Income tax expense for the year, consisting solely of state income taxes, was $62,000. We had a net loss of $4.1 million, or $0.70 per share for the year ended December 31, 1999. The acquisitions of the nine Internet service providers and two web hosting and application providers have been accounted for using the purchase method of accounting and consequently, the results of their operations have been included in our results since their respective acquisition dates.

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

    Sales and marketing expenses include the costs associated with acquiring subscribers, including sales personnel bonuses, sales commissions and advertising. Sales and marketing expenses are expected to increase with the expected growth of the subscriber base. We plan to increase advertising in new markets we enter as we acquire new Internet service providers. We also plan to hire additional sales and marketing personnel in each market we enter.

    General and administrative expenses consist primarily of corporate, Human Resources, finance and related staff, along with related benefits, as well as legal and accounting costs. General and administrative costs are expected to increase to support our growth, primarily the implementation of a common billing system.

    Depreciation expense relates primarily to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the accelerated method. Depreciation expense is expected to increase as our Internet service providers increase their networks to support new and existing subscribers and as we finish our centralized data center and billing and financial reporting system.

    Amortization expense primarily relates to the amortization of goodwill resulting from acquisitions and is based upon the useful lives of these intangibles. Amortization expense is expected to increase as additional acquisitions are made and will vary based upon purchase prices and assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, we had $7.5 million of cash and cash equivalents, an increase of $7.3 million from December 31, 1998. Net cash provided by operating activities was $1.8 million. Net cash used for investing activities was $18.3 million, primarily as a result of the acquisition of the nine Internet service providers and two web hosting and application service providers during the year ended December 31, 1999. Net cash provided by financing activities was $23.9 million, primarily as a result of the initial public offering of common stock, which closed on May 17, 1999.

    We expect our capital expenditures to increase as our operations continue to expand. It is anticipated that financial resources will be utilized in acquiring additional communications equipment and improvements to technology at our new data centers in Buffalo, NY and Hartford, CT, which are expected to be operational by the fourth quarter of 2000. These investments will allow us to better support our current subscribers and newly acquired subscribers.

    We believe that our cash flow from operations and proceeds from our initial public stock offering, which was completed on May 17, 1999, will provide the cash required to fund existing operations through the remainder of 2000. However, we intend to pursue our strategy of acquiring additional Internet service providers, web hosts and e-commerce service companies through the use of cash on hand, and the issuance of additional common stock, proceeds from debt financing, such as the March 2000 $15 million borrowing from MCG Credit Corporation, and cash flow from operations. However, if we do not secure additional sources of financing, we will not have the resources to continue to pursue our acquisition strategy, and our growth will be slowed. In addition, as we continue to expand the range of our e-commerce products and services to small to medium sized businesses, we intend to broaden our acquisition strategy to more comprehensively address the needs of such customers, including but not limited to providing long distance and local telecommunication services, such as the acquisition of Telecon Communications Corp. which is expected to close by March 31, 2000. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

RECENT DEVELOPMENTS

    On March 15, 2000, the New York State Public Service Commission granted approval for the transfer of the "Certificate of Public Convenience and Necessity" held by Telecon Communications Corp., a competitive local exchange carrier ("CLEC") based in Johnstown, New York to us in connection with our planned acquisition of substantially all of Telecon's assets. We now expect to close such transaction and the acquisition of an Internet service provider affiliated with Telecon on or about March 31, 2000 for an aggregate purchase price of $15 million payable in cash and $3 million payable in shares of common stock of the Company. In addition, we are in the process of preparing CLEC filings in other New England states to enable us to begin to resell local and long distance telephone services in such markets beginning in the second half of 2000.

    On March 16, 2000, we closed a $15 million senior secured credit facility. We plan to use the proceeds of this facility to fund the cash purchase price of the Telecon acquisition. The credit facility is secured by all of the assets of BiznessOnline.com and its operating subsidiaries. In connection with such financing, the Lender received certain cash fees and a warrant to purchase 838,779 shares of our common stock at prices of $7.00 per share for 559,186 shares and $12.00 per share for 279,593 shares, subject to certain anti-dilution and other adjustments. The Lender will also receive 71,429 shares of common stock at the closing of the Telecom acquisition.

YEAR 2000 READINESS DISCLOSURE STATEMENT

    We did not experience any interruption in our business activities or incur any impairment to our financial condition or results of operations as a result of passing into calendar year 2000. We will continue to monitor our own internal systems and products to determine the impact, if any, of problems associated with the year 2000. To date, year 2000 costs are not considered to be material to our financial condition nor have we incurred any significant unplanned expenditures to address or remediate year 2000 problems.

UNAUDITED SUPPLEMENTAL COMBINED FINANCIAL INFORMATION

    The following unaudited supplemental combined financial information and related management discussion and analysis does not purport to represent what our financial position or results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project our results of operations for any future period.

RESULTS OF OPERATIONS--SUPPLEMENTAL COMBINED

    The following unaudited supplemental combined financial information for the year ended December 31, 1998 includes the results of BiznessOnline.com, Inc. combined with the results on May 17, 1999 of the Internet service provider acquired in January 1999, and the additional four Internet service providers acquired on May 17, 1999, as if the acquisitions had occurred on January 1, 1998.

    The unaudited supplemental combined financial information for the year ended December 31, 1999 includes the results of the additional Internet service provider acquired in July 1999 and the three Internet service providers acquired in December 1999, and the results of the web host and application providers acquired in August 1999 and September 1999, as if these acquisitions had occurred on January 1, 1999.

This unaudited supplemental combined financial information includes the effects of (a) the acquisitions, (b) our initial public stock offering, and (c) the amortization of goodwill and other intangibles resulting from the acquisitions.

                                                                      SUPPLEMENTAL COMBINED RESULTS
                                                                    (IN THOUSANDS EXCEPT SHARE DATA)
                                                              ---------------------------------------------
                                                                         YEARS ENDED DECEMBER 31
                                                              ---------------------------------------------
                                                                      1999                    1998
                                                              ---------------------   ---------------------
                                                                  $           %           $           %
                                                              ----------   --------   ----------   --------
Revenues....................................................     $14,874    100.0         $6,196    100.0
                                                              ----------    -----     ----------    -----
Costs and expenses:
  Connectivity and operations...............................       8,599     57.8          4,218     68.1
  Sales and marketing.......................................       2,537     17.1            929     15.0
  General and administrative................................       3,303     22.2            512      8.3
  Stock compensation........................................         322      2.2             --      0.0
  Depreciation..............................................         878      5.9            405      6.5
  Amortization..............................................       7,038     47.3          2,704     43.6
                                                              ----------    -----     ----------    -----

  Total costs and expenses..................................      22,677    152.5          8,768    141.5
                                                              ----------    -----     ----------    -----

  Loss from operations......................................      (7,803)   (52.5)        (2,572)   (41.5)

Other expense...............................................          (7)    (0.0)           (81)    (1.3)
Interest income, (expense), net.............................         367      2.5            (60)    (1.0)
                                                              ----------    -----     ----------    -----
Loss before income taxes....................................      (7,443)   (50.0)        (2,713)   (43.8)
Income taxes................................................          98     (0.7)            --      0.0
                                                              ----------    -----     ----------    -----

Net loss....................................................     $(7,541)   (50.7)       $(2,713)   (43.8)
                                                              ==========    =====     ==========    =====
Supplemental combined net loss per share, basic and
  diluted...................................................      $(0.88)                 $(0.39)
                                                              ==========              ==========
Weighted average shares outstanding, basic and diluted......   8,609,574               6,890,436
                                                              ==========              ==========

YEAR ENDED DECEMBER 31, 1999--UNAUDITED SUPPLEMENTAL COMBINED

REVENUES:

    Revenues increased $8.7 million, or 140.1% from $6.2 million to $14.9 million. The increase in revenues was a result of the three acquisitions, which occurred during the third quarter of 1999, and the three acquisitions, which occurred during the fourth quarter of 1999 (approximately 116% of the growth) combined with internal growth (approximately 24% of the growth).

    The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of pro forma total revenues:

                                                                    YEAR ENDED
                                                                    DECEMBER 31
                                                            ---------------------------
                                                              1999               1998
                                                            --------           --------
Connectivity and Operations...............................    57.8%              68.1%
Sales and Marketing.......................................    17.1%              15.0%
General and Administrative................................    22.2%               8.3%

CONNECTIVITY AND OPERATIONS:

    Connectivity and operations expenses increased $4.4 million, or 103.9%, from $4.2 million to $8.6 million, primarily as a result of the increase in revenue from subscriber usage. As a percentage of revenue, Connectivity and Operations expenses decreased from 68.1% in 1998 to 57.8% in 1999. Connectivity and operations costs included $664,000 of costs associated with integrating the combined companies during 1999.

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

SALES AND MARKETING:

    Sales and Marketing expenses increased $1.6 million, or 173.1%, from $929,000 to $2.5 million. The increase was primarily the result of recent advertising expenses and additional sales and marketing personnel as a result of the subsequent acquisitions. Approximately $85,000 of the costs in 1999 is related to advertising the BiznessOnline.com, Inc. brand name.

    Sales and marketing expenses include the costs associated with acquiring subscribers, including sales personnel bonuses, sales commissions and advertising. Sales and marketing expenses are expected to increase with the expected growth of the subscriber base. We plan to increase advertising in new markets we enter as we acquire new Internet service providers. We also plan to hire additional sales and marketing personnel in each market we enter.

GENERAL AND ADMINISTRATIVE:

    General and administrative expenses increased $2.8 million, or 545.1%, from $512,000 to $3.3 million, primarily as a result of the increased corporate personnel costs and costs associated with combining the acquired companies.

    General and administrative expenses consist primarily of administrative staff and related benefits, as well as the cost of travel. General and administrative costs are expected to increase to support our growth, primarily the implementation of a common billing system. We have implemented a financial reporting system in our corporate headquarters in New Jersey.

DEPRECIATION:

    Depreciation expense increased $473,000, or 116.8%, from $405,000 to $878,000, primarily as a result of capital equipment purchases during 1999. These purchases were related to the integration of the billing and accounting system and the building of the centralized data center in Albany, NY.

    Depreciation expense relates primarily to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the straight-line and accelerated methods for the equipment. Depreciation expense is expected to increase as our Internet service providers increase their networks to support new and existing subscribers and as we finish our centralized data center and billing and financial reporting system during 2000.

AMORTIZATION:

    Amortization expense increased $4.3 million, or 160.3%, from $2.7 million to $7.0 million. This increase was a result of the acquisitions completed during the third and fourth quarters of 1999.

    Amortization expense primarily relates to the amortization of goodwill acquired in the acquisitions and is based upon the useful lives of these intangibles. Amortization expense is expected to increase as additional acquisitions are made and will vary according to purchase prices and intangible assets. Our policy in future acquisitions will be to amortize the portion of the purchase price attributable to goodwill and other intangibles over the appropriate period.

INTEREST INCOME, (EXPENSE), NET

    Interest income, net was $367,000 for the year ended December 31, 1999, as compared to interest expense, net of $60,000 for the year ended December 31, 1998.

INCOME TAXES:

    Income tax expense for year ended December 31, 1999 was $98,000. The Company had no income tax expense for the year ended December 31 1998 on a pro rata basis. The Company has not recorded any income tax benefit from non-deductible amortization of goodwill.

NET INCOME:

    As a result of the above, net loss for the year ended December 31, 1999 was $7.5 million, or $0.88 per share as compared to a net loss of $2.7 million, or $0.39 per share during 1998.

RESULTS OF OPERATIONS

    The following tables set forth significant historical financial data and this data as a percentage of revenues for the periods indicated.

GLOBAL 2000 COMMUNICATIONS, INC.

                                                                YEAR ENDED             YEAR ENDED
                                                               DECEMBER 31            DECEMBER 31
                                                                   1997                   1998
                                                           --------------------   --------------------
                                                               $          %           $          %
                                                           ---------   --------   ---------   --------
Revenues.................................................  1,108,980    100.0     1,738,613    100.0

Connectivity and operations..............................    809,374     73.0       927,769     53.4
Selling, general and administrative expense..............    148,153     13.4       480,334     27.6
Depreciation.............................................     43,690      3.9        58,672      3.4
                                                           ---------    -----     ---------    -----
Total costs and expenses.................................  1,001,217     90.3     1,466,775     84.4
                                                           ---------    -----     ---------    -----
Income from operations...................................    107,763      9.7       271,838     15.6
Other income (expense) net...............................     (7,502)     (.7)      (18,493)    (1.1)
Interest expense.........................................    (14,375)    (1.3)      (13,573)     (.8)
                                                           ---------    -----     ---------    -----
Net income...............................................     85,886      7.7       239,772     13.8
                                                           =========    =====     =========    =====
Approximate total subscribers at year end................      3,300                  4,000

    GLOBAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

Revenues:

    Revenues increased $629,633, or 56.8% from $1,108,980 to $1,738,613, primarily as a result of an increase in the number of subscribers and increased revenue per subscriber. The number of subscribers increased from 3,300 at the end of 1997 to 4,000 at the end of 1998, an increase of 21.2%.

Connectivity and operations:

    Connectivity and operations expenses increased $118,395 or 14.6%, from $809,374 to $927,769. This increase was a result of the increased subscriber base.

Selling, general and administrative:

    Selling, general and administrative expenses increased $332,181, or 224.2% from $148,153 to $480,334 primarily as a result of an increase in advertising expenses.

Depreciation:

    Depreciation expenses increased $14,982, or 34.3%, from $43,690 to $58,672 as a result of the acquisition of fixed assets during 1998 of approximately $103,000.

Other (expense) net:

    Other (expense) net increased $(10,991) from $(7,502) to $(18,493). This change was a result of losses on disposal of fixed assets.

Interest expense:

    Interest expense decreased $802, from $14,375 to $13,573, primarily as a result of the decrease in average principal outstanding of debt and capitalized leases.

CARAVELA SOFTWARE, INC. D/B/A CONNIX

                                                                YEAR ENDED             YEAR ENDED
                                                               DECEMBER 31            DECEMBER 31
                                                                   1997                   1998
                                                           --------------------   --------------------
                                                               $          %           $          %
                                                           ---------   --------   ---------   --------
Revenues.................................................  1,516,112    100.0     1,879,410    100.0

Connectivity and operations..............................  1,328,076     87.6     1,520,192     81.0
Selling, general and administrative expense..............    152,944     10.1       156,761      8.3
Depreciation.............................................    118,485      7.8       117,146      6.2
                                                           ---------    -----     ---------    -----
Total costs and expenses.................................  1,599,505    105.5     1,794,099     95.5
                                                           ---------    -----     ---------    -----
Income (loss) from operations............................    (83,393)    (5.5)       85,311      4.5
Other income (expense) net...............................        267       .0       (67,901)    (3.6)
Interest expense.........................................     (9,453)     (.6)      (21,406)    (1.1)
                                                           ---------    -----     ---------    -----
Income (loss) before taxes...............................    (92,579)    (6.1)       (3,996)     (.2)
Income tax benefit.......................................    (37,031)    (2.4)       (1,598)     (.1)
                                                           ---------    -----     ---------    -----
Net loss.................................................    (55,548)    (3.7)       (2,398)     (.1)
                                                           =========    =====     =========    =====
Approximate total subscribers at year end................      4,000                  5,000

    CONNIX' RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

Revenues:

    Revenues increased $363,298, or 24.0%, from $1,516,112 to $1,879,410 primarily as a result of an increase in subscribers. The number of subscribers increased from 4,000 at December 31, 1997 to 5,000 at December 31, 1998, an increase of 25.0%.

Connectivity and operations:

    Connectivity and operations expenses increased $192,116, or 14.5%, from 1,328,076 to 1,520,192. The increase was primarily a result of the increase in the number of subscribers.

Selling, general and administrative expense:

    Selling, general and administrative expenses increased $3,817, or 2.5%, from $152,944, to $156,761. The slight increase in these expenses was a result of an increase in advertising expenses, which was offset by a decrease in bad debt expenses.

Depreciation:

    Depreciation expenses decreased $1,339, or 1.1%, from $118,485, to $117,146, primarily as a result of disposals of fixed assets offset by new assets acquired.

Other income (expense) net:

    Other income (expense), net changed from other income, net of $267, to other expense, net of $(67,901). This change was a result of losses on disposal of fixed assets in 1998.

Interest expense:

    Interest expense increased $11,953, from $9,453 to $21,406, primarily as a result of the increase in average principal outstanding of debt.

Income tax benefit:

    Income tax benefit decreased from $37,031 to $1,598. The decrease was a result of the smaller loss before income taxes during 1998. The effective rate remained 40% for both years.

ULSTERNET, INC.

                                                                  YEAR ENDED            YEAR ENDED
                                                                  DECEMBER 31           DECEMBER 31
                                                                     1997                  1998
                                                              -------------------   -------------------
                                                                 $          %          $          %
                                                              --------   --------   --------   --------
Revenues....................................................  318,630     100.0     604,419     100.0

Connectivity and operations.................................  290,309      91.1     491,327      81.3
Selling, general and administrative expense.................    6,913       2.2      21,472       3.6
Depreciation................................................   39,224      12.3      58,231       9.6
                                                              -------     -----     -------     -----
Total costs and expenses....................................  336,446     105.6     571,030      94.5
                                                              -------     -----     -------     -----
Income (loss) from operations...............................  (17,816)     (5.6)     33,389       5.5
Interest expense............................................   (8,480)     (2.7)     (9,784)     (1.6)
                                                              -------     -----     -------     -----
Net income (loss)...........................................  (26,296)     (8.3)     23,605       3.9
                                                              =======     =====     =======     =====
Approximate total subscribers at year end...................    2,100                 3,800

    ULSTERNET RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

Revenues:

    Revenues increased $285,789, or 89.7%, from $318,630 to $604,419 primarily as a result of an increase in subscribers. The number of subscribers increased from 2,100 at December 31, 1997 to 3,800 at December 31, 1998, an increase of 81.0%.

Costs and expenses:

    Total costs and expenses increased $234,584, or 69.7% from $336,446 to $571,030, primarily as a result of the increase in the number of subscribers.

Connectivity and operations:

    Connectivity and operations expenses increased $201,018, or 69.2%, from $290,309 to $491,327. The increase was primarily a result of the increased number of subscribers.

Selling, general and administrative expense:

    Selling, general and administrative expenses increased $14,559, from $6,913, to $21,472.

Depreciation:

    Depreciation expenses increased $19,007, or 48.5%, from $39,224 to $58,231, primarily as a result of capital equipment spending.

Interest expense:

    Interest expense increased $1,304, from $8,480 to $9,784, primarily as a result of the increase in average principal outstanding of debt and capitalized leases.

BORG INTERNET SERVICES, INC.

                                                                  YEAR ENDED            YEAR ENDED
                                                                  DECEMBER 31           DECEMBER 31
                                                                     1997                  1998
                                                              -------------------   -------------------
                                                                 $          %          $          %
                                                              --------   --------   --------   --------
Revenues....................................................  505,970     100.0     832,734     100.0

Connectivity and operations.................................  319,127      63.1     601,890      72.3
Selling, general and administrative expense.................   64,978      12.8     136,025      16.3
Depreciation................................................   64,909      12.8     102,581      12.3
Amortization of intangibles.................................   21,534       4.3      21,534       2.6
                                                              -------     -----     -------     -----
Total costs and expenses....................................  470,548      93.0     862,030     103.5
                                                              -------     -----     -------     -----
Income (loss) from operations...............................   35,422       7.0     (29,296)     (3.5)
Interest expense............................................   (4,467)      (.9)    (11,717)     (1.4)
                                                              -------     -----     -------     -----
Income (loss) before taxes..................................   30,955       6.1     (41,013)     (4.9)
Income tax provision (benefit)..............................   12,383       2.4     (12,056)     (1.4)
                                                              -------     -----     -------     -----
Net income (loss)...........................................   18,572       3.7     (28,957)     (3.5)
                                                              =======     =====     =======     =====
Approximate total subscribers at year end...................    2,500                 4,000

    BORG RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

Revenues:

    Revenues increased $326,764 or 64.6%, from $505,970 to $832,734, primarily as a result of an increase in subscribers. The number of subscribers increased from 2,500 at December 31, 1997 to 4,000 at December 31, 1998, an increase of 60.0%.

Connectivity and operations:

    Connectivity and operations expenses increased $282,763, or 88.6%, from $319,127 to $601,890. The increase was primarily a result of the increase in the number of subscribers.

Selling, general and administrative expense:

    Selling, general and administrative expenses increased $71,047, or 109.3%, from $64,978 to $136,025. The increase was a result of increased advertising expenses.

Depreciation:

    Depreciation expenses increased $37,672 or 58.0%, from $64,909 to $102,581, primarily as a result of increased capital equipment spending.

Interest expense:

    Interest expense increased $7,250, from $4,467 to $11,717, primarily as a result of the increase in average principal outstanding of debt and capitalized leases.

Income tax provision (benefit):

    Income tax provision during 1998 of $12,383 changed to an income tax (benefit) of $(12,056). The change was a result of a loss before taxes in 1998.

ALBANYNET, INC.

                                                                 YEAR ENDED             YEAR ENDED
                                                                 DECEMBER 31           DECEMBER 31
                                                                    1997                   1998
                                                             -------------------   --------------------
                                                                $          %           $          %
                                                             --------   --------   ---------   --------
Revenues...................................................  838,807     100.0     1,140,518    100.0

Connectivity and operations................................  658,329      78.5       768,400     67.4
Selling, general and administrative expense................   44,441       5.3        61,456      5.4
Depreciation...............................................   57,866       6.9        67,814      5.9
                                                             -------     -----     ---------    -----
Total costs and expenses...................................  760,636      90.7       897,670     78.7
                                                             -------     -----     ---------    -----
Income from operations.....................................   78,171       9.3       242,848     21.3
Other income, net..........................................   11,082       1.3         5,369       .5
Interest expense...........................................   (4,724)      (.6)       (3,272)     (.3)
                                                             -------     -----     ---------    -----
Net Income.................................................   84,529      10.0       244,945     21.5
                                                             =======     =====     =========    =====
Approximate total subscribers at year end..................    2,300                   3,200

    ALBANYNET'S RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

Revenues:

    Revenues increased $301,711 or 36.0%, from $838,807 to $1,140,518 primarily as a result of an increase in subscribers. The number of subscribers increased from 2,300 at December 31, 1997 to 3,200 at December 31, 1998, an increase of 39.1%.

Connectivity and operations:

    Connectivity and operations expenses increased $110,071 or 16.7% from $658,329 to $768,400. The increase was primarily a result of the increased number of subscribers.

Selling, general and administrative expense:

    Selling, general and administrative expenses increased $17,015, or 38.3%, from $44,441 to $61,456.

Depreciation:

    Depreciation expenses increased $9,948, from $57,866 to $67,814, primarily as a result of capital equipment purchases.

Interest expense:

    Interest expense decreased $1,452, from $4,724 to $3,272. The decrease was a result of lower outstanding capital leases during 1998.

FACTORS THAT COULD AFFECT FUTURE RESULTS

    BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE PROFITABILITY.

    We were formed in June 1998 and acquired our first Internet/Web services provider in January 1999. We have acquired an additional 10 companies during 1999. Our management team faces the challenge of successfully implementing company-wide administrative and operating systems and managing our newly acquired companies. We may not be able to successfully manage our business to achieve or maintain profitability of any of our individual Internet service providers, or overall. In addition, our pro forma financial results cover periods when we did not control or manage our Internet service providers and may not be indicative of our future financial results.

    OUR "GROWTH BY ACQUISITIONS" STRATEGY IS RISKY.

    Our business strategy depends largely on our ability to expand into new markets and enhance our presence in our existing markets by acquiring additional Internet service providers and telecommunications companies that meet our financial, geographic and other acquisition criteria. Although our acquisition strategy may provide opportunities for rapid growth, we will face numerous risks, including the following:

    - difficulty in combining newly acquired operations, technology and personnel;

    - loss of subscribers as a result of ownership or management changes;

    - failure of acquired businesses to achieve expected results;

    - diversion of management's attention from existing operations;

    - possible acquisition of substantial contingent or undisclosed liabilities;

    - risks of entering markets in which we have no direct prior experience.

    We may not be successful in overcoming these risks or any other problems encountered in connection with future acquisitions.

    COMPETING BIDS FOR INTERNET AND TELECOMMUNICATIONS SERVICE PROVIDERS MAY DRIVE UP PURCHASE PRICES AND LIMIT OUR ABILITY TO CARRY OUT OUR GROWTH STRATEGY.

    Our business strategy depends largely on our ability to expand into new markets and enhance our presence in our existing markets by acquiring additional Internet service providers that meet our financial, geographic and other acquisition criteria. We believe that competition from other companies, which seek to acquire and consolidate Internet service companies, is significant and that acquisition prices will rise with the growth in demand for these companies in the future. We may not have sufficient financial resources to afford these higher prices. The potential increase in acquisition prices could increase the amount of goodwill and other intangibles allocated from the purchase price for these companies, which could adversely affect our financial condition, and operating results.

    OUR ACQUISITION OF TELECON COMMUNICATIONS CORP. IS OUR INITIAL ENTRY INTO PROVIDING LONG DISTANCE AND LOCAL TELEPHONE SERVICE.

    While our Chairman & Chief Executive Officer has considerable prior experience in the marketing and sales of telecommunications products and services, our company to date has focussed on providing Internet access and related services including web site design and hosting. The acquisition of Telecon Communications Corp. which is expected to close on or about March 31, 2000 will be the initial entry by BiznessOnline.com, Inc. into the business of providing local and long distance telephone service. We cannot provide any assurance that we will be successful in this new undertaking.

    COVENANTS IN OUR $15 MILLION LOAN AGREEMENT RESTRICT OUR ABILITY TO BORROW AND INVEST, WHICH COULD IMPAIR OUR ABILITY TO MAKE ADDITIONAL ACQUISITIONS OR OBTAIN ADDITIONAL DEBT OR EQUITY FINANCING.

    The credit agreement dated March 16, 2000 governing our $15 million credit facility imposes significant operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to acquire additional companies, finance our operations or otherwise expand or engage in other business activities that may be of interest. Among other things, these restrictions limit or prohibit our ability to:

    - Incur additional debt;

    - Pay dividends or make other distributions;

    - Make capital expenditures or enter into leasing transactions;

    - Make investments;

    - Pledge or mortgage assets;

    - Guarantee debt;

    - Sell assets;

    - Enter into transactions with related persons; and

    - Consolidate, merge or sell substantially all of our assets

    If we are unable to satisfy the financial or other covenants required by the lender or otherwise default on the credit agreement, we could be forced into bankruptcy or liquidation proceedings or otherwise lose all of our business and assets to such lender in a foreclosure action.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN MARK MUNRO AND OTHER KEY
     PERSONNEL.

    We believe that the telecommunications and related management, sales and marketing experience of Mark E. Munro, our president and chief executive officer is critical to our success in the Internet business and in our growth by acquisitions strategy and the loss of his services would have a detrimental impact on our business. Our success will also depend on our ability to hire and retain other qualified management, including competent marketing, technical and sales personnel. We may be unable to locate and hire these personnel. We may also be unable to retain or integrate the personnel of acquired Internet service providers into our operations.

    BECAUSE WE WILL DEPEND ON OTHER COMPANIES FOR TELECOMMUNICATIONS PRODUCTS AND SERVICES, WE MAY EXPERIENCE DELAYS AND INCREASED COSTS IF DEMAND FOR THESE ITEMS CONTINUES TO INCREASE.

    We will depend on major companies such as UUNET, MCI Worldcom, Qwest and Sprint to provide connectivity and equipment capacity to us. We will also depend on third-party suppliers of hardware components. As we and other Internet service providers grow, our suppliers will face significant demand for their products; some of these suppliers may have limited resources and production capacity. If our suppliers fail to adjust to meet increasing demand, they may be unable to supply components and products in the quantities, at the quality levels and at the times required by us, or at all. In addition, prices for these components and products may increase significantly. If our suppliers fail to provide equipment and we are unable to develop alternative sources of supply, we will experience delays and increased costs in expanding our network.

    THE INTERNET SERVICE MARKET CHANGES RAPIDLY AND WE MAY NOT BE SUCCESSFUL IN ADAPTING TO NEW TECHNOLOGIES OR ALTERNATIVE INTERNET ACCESS SYSTEMS.

    Our industry is characterized by rapidly changing technology, constantly evolving industry standards, emerging competition and frequent new service information. We are unable to predict whether we will have the necessary resources to adapt to this changing marketplace. For example, our Internet service providers provide Internet access across telephone lines to computers. If the Internet becomes easily accessible by screen-based telephones, television or other electronic devices, or if the means of delivery changes to satellite or other wireless technology, we may need to change our network design and develop new technology. Our pursuit of these technological advances would require substantial time and expense. We cannot assure you that we will be successful in adapting our business to alternative access systems or that new technologies will be available or affordable for us.

    WE MAY FACE ADDITIONAL COSTS AND LOWER REVENUES AS A RESULT OF CHANGES IN GOVERNMENT REGULATIONS.

    Our Internet services are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. However, there is a risk that changes in governmental regulations could increase our costs or lower our revenues as a result of (i) the imposition of access charges on Internet service providers,
(ii) the loss of certain reciprocal compensation payments received by local telephone companies, and (iii) required contributions to a universal service fund to replace current subsidies and accomplish certain public policy objectives, and (iv) other new federal, state or local taxes on Internet access fees and e-commerce activities.

    ACCESS CHARGES. Access charges are assessed by local telephone companies to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per minute basis. Access charges have been a source of dispute, with long distance companies arguing that the access rates are substantially in excess of cost and local telephone companies arguing that access rates are needed to subsidize lower local rates for end user and other purposes. To date the Federal Communications Commission has determined that Internet service providers should not be required to pay interstate access charges to local telephone companies. However, there is no guarantee that the Commission will not reconsider its decision in the future. Our costs for doing business would increase if we were required to pay interstate access charges.

    RECIPROCAL COMPENSATION. To the extent that an end-user's call to an Internet service provider is local rather than long distance, the local telephone company that serves the Internet service provider may be entitled to reciprocal compensation from the end-user's local telephone company. Reciprocal compensation is a reimbursement from one local telephone company to a second one for handling calls that originate with the first local telephone company and terminate with the second one. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the Internet service provider's costs. Although the FCC recently determined that most traffic to an Internet service provider is interstate in nature, the Commission allowed state commissions to determine payment issues in certain situations pending a final resolution by the FCC. This determination could potentially eliminate the payment of reciprocal compensation to the local telephone company which could ultimately increase our costs.

    UNIVERSAL SERVICE FUND. The FCC has to date determined that Internet access providers should not be required to contribute to a universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as enhanced communications systems for schools, libraries and health care providers. As a result, unlike telecommunications providers, Internet access providers do not have to contribute a percentage of their revenues to the federal universal fund and are not likely to be required to contribute to similar funds being established at the state level. However, both the access charges and universal service fund treatment are the subjects of further FCC proceedings and could change. Telephone companies are actively seeking modification or reversal of the FCC decisions, and their arguments are gaining support as "telephone" service through computers begins to compete with traditional telephone service. We would be adversely affected if in the future our Internet service providers were required to contribute to the universal service fund.

    TAXES. New federal, state or local tax laws may also have an adverse impact on our future revenues by imposing taxes on Internet access fees or e-commerce activities. We may not be able to fully recoup these taxes from our subscribers due to the competitive nature of our industry.

    WE MAY FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED OVER OUR
     NETWORK.

    The law relating to liability of Internet service providers for information carried on or disseminated through their network is unsettled. Companies like ours face potential liability for the actions of subscribers and others using our systems, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity including transmission of obscene materials. As the law in this area develops, our potential liability for information carried on or disseminated through our network could require us to implement measures to reduce our exposure to this liability, which may require the expenditure of substantial resources or the discontinuation of some product or service offerings, any of which could be detrimental to our business, financial condition and results of operation.

    OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR UNINTENTIONAL INTERRUPTIONS IN SERVICE.

    Our systems will be vulnerable to computer viruses, sabotage, unauthorized access and other intentional or accidental actions of Internet users, subscribers, employees or others which could result in temporary or prolonged delays in providing Internet-related service. Unauthorized access could also jeopardize confidential information of our customers stored in our or the customer's computer systems, which may deter potential subscribers and result in liability claims against us. Fixing problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays, or stops in service to our subscribers. Until more comprehensive and cost-effective security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general, and our customer base and revenues in particular.

    Our business depends on our ability to deliver high quality uninterrupted access to the Internet. However, there is a risk that our services will be interrupted as a result of:

    - network equipment damage caused by natural disasters like earthquakes and fires;

    - hardware failures at our operational centers;

    - increased stress on network hardware and traffic management systems;

    - local power losses or other telecommunications systems failures; and

    - capacity constraints either at a particular telecommunications facility or system wide.

    Any system failure that causes interruption in our service, particularly during our early stages of development, could have a negative effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS

                            BIZNESSONLINE.COM, INC.
                              AUDITORS' REPORT AND
                       CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                               PAGE
                                                                ----

Report of KPMG LLP, Independent Auditors....................      31

Consolidated Balance Sheets as of December 31, 1999
  and 1998..................................................      32

Consolidated Statements of Operations for the year ended
  December 31, 1999 and the period July 1, 1998 (date of
  inception) through December 31, 1998......................      33

Consolidated Statements of Stockholders Equity for the Year
  Ended December 31, 1999 and the period July 1, 1998 (date
  of inception) through December 31, 1998...................      34

Consolidated Statements of Cash Flows for the Year Ended
  December 31, 1999 and the period July 1, 1998 (date of
  inception) through December 31, 1998......................      35

Notes to Consolidated Financial Statements..................      36

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
BIZNESSONLINE.COM, INC.:

    We have audited the accompanying consolidated balance sheets of BiznessOnline.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and the period from July 1, 1998 (date of inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BiznessOnline.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from July 1, 1998 (date of inception) through December 31, 1998, in conformity with generally accepted principles.

                                          /s/ KPMG LLP

Providence, Rhode Island
February 25, 2000

                            BIZNESSONLINE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 7,481         $ 148
  Accounts receivable, net of allowance for bad debts of
    $482....................................................       1,274            --
  Prepaid expenses and other current assets.................         380            --
                                                                 -------         -----
  Total current assets......................................       9,135           148

Property and equipment, net.................................       5,727            --
Goodwill and intangibles, net of accumulated amortization of
  $2,400....................................................      32,331            --
Other assets................................................          69           108
                                                                 -------         -----
Total assets................................................     $47,262         $ 256
                                                                 =======         =====

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.........................     $    23         $  --
  Current portion of obligations under capital leases.......         183            --
  Accounts payable..........................................       2,345            99
  Income tax payable........................................         109            --
  Accrued expenses..........................................       1,847            --
  Deferred revenue..........................................       1,610            --
                                                                 -------         -----

Total current liabilities...................................       6,117            99
Long term debt, net of current portion......................           6            --
Capital leases, net of current portion......................          89            --
                                                                 -------         -----
Total liabilities...........................................       6,212            99
                                                                 -------         -----
Preferred stock subscriptions...............................          --           100
Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000 shares authorized,
    no shares issued and outstanding........................          --            --
  Common stock, $0.01 par value, 39,000,000 shares
    authorized, 8,609,574 and 3,147,186 shares issued and
    outstanding in 1999 and 1998 respectively...............          86            31
  Additional paid in capital................................      45,145           152
  Accumulated deficit.......................................      (4,181)         (126)
                                                                 -------         -----

Total stockholders' equity..................................      41,050            57
                                                                 -------         -----
Total liabilities and stockholders' equity..................     $47,262         $ 256
                                                                 =======         =====

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            PERIOD FROM JULY 1, 1998
                                                              YEAR ENDED      (DATE OF INCEPTION)
                                                              DECEMBER 31           THROUGH
                                                                 1999          DECEMBER 31, 1998
                                                              -----------   ------------------------
Revenues....................................................  $    6,741           $       --
                                                              ----------           ----------
Costs and expenses:
  Connectivity and operations...............................       3,721                   --
  Sales and marketing.......................................       1,804                   --
  General and administrative................................       2,480                  126
  Stock compensation........................................         322                   --
  Depreciation..............................................         377                   --
  Amortization..............................................       2,449                   --
                                                              ----------           ----------
  Total costs and expenses..................................      11,153                  126
                                                              ----------           ----------

  Loss from operations......................................      (4,412)                (126)

Interest income, net........................................         419                   --
                                                              ----------           ----------
Loss before income taxes....................................      (3,993)                (126)

Income taxes................................................          62                   --
                                                              ----------           ----------

Net loss....................................................  $   (4,055)          $     (126)
                                                              ==========           ==========
Net loss per share, basic and diluted.......................  $    (0.70)          $    (0.04)
                                                              ==========           ==========
Weighted average shares outstanding, basic and diluted......   5,765,432            3,147,186
                                                              ==========           ==========

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                   COMMON STOCK         PREFERRED STOCK                                         TOTAL
                               --------------------   -------------------     ADDITIONAL      ACCUMULATED   STOCKHOLDERS'
                                SHARES      AMOUNT     SHARES     AMOUNT    PAID IN CAPITAL     DEFICIT        EQUITY
                               ---------   --------   --------   --------   ---------------   -----------   -------------
Initial Capitalization.......        100     $--           --      $ --              --              --             --

Additional capital
  contributions..............         --      --           --        --             183              --            183

Effect of 10,000 for 1
  stock split................    999,900      10           --        --             (10)             --             --

Effect of 3.147186 for 1
  stock split................  2,147,186      21           --        --             (21)             --             --

Net loss.....................                 --           --        --              --            (126)          (126)
                               ---------     ---      -------      ----         -------         -------        -------

Balance December 31, 1998....  3,147,186     $31           --      $ --             152            (126)            57

Issuance of Preferred
  Stock......................         --      --       70,000         1             349              --            350

Conversion of preferred stock
  to common stock............     61,250       1      (70,000)       (1)             --              --             --

Issuance of common stock in
  connection with initial
  public offering, net of
  offering costs and
  underwriter discounts......  2,900,000      29           --        --          24,616              --         24,645

Issuance of common stock for
  Acquisitions...............  2,501,138      25           --        --          20,028              --         20,053

Net loss.....................         --      --           --        --              --          (4,055)        (4,055)
                               ---------     ---      -------      ----         -------         -------        -------

Balance December 31, 1999....  8,609,574     $86           --      $ --         $45,145         $(4,181)       $41,050
                               =========     ===      =======      ====         =======         =======        =======

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              PERIOD FROM JUNE 1, 1998
                                                                                (DATE OF INCEPTION)
                                                             YEAR ENDED               THROUGH
                                                          DECEMBER 31, 1999      DECEMBER 31, 1998
                                                          -----------------   ------------------------
Net loss................................................      $ (4,055)                 $(126)

Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization.......................         2,826                     --
    Provision for bad debt..............................           257                     --
    Compensation charge for issuance of stock options
      and warrants......................................           322                     --
    Changes in net assets and liabilities:
      Increase in accounts receivable-trade.............          (369)                    99
      Increase in other current assets..................          (329)                     0
      Increase in accounts payable......................         2,038                      0
      Increase in accrued expenses......................         1,259                      0
      Increase in income taxes payable..................            65                     --
      Decrease in deferred revenue......................          (182)                    --
                                                              --------                  -----
        Net cash provided by (used in) operating
          activities....................................         1,832                    (27)
Cash flows from investing activities:
    Capital expenditures................................        (4,154)                    --
    Change in other assets..............................            60                     --
    Acquisition of businesses, net of cash acquired.....       (14,266)                    --
                                                              --------                  -----
        Net cash used in investing activities...........       (18,360)                    --
                                                              --------                  -----
Cash flows from financing activities:
    Capital contributions...............................            --                    183
    Repayments of capital lease obligations.............           (95)                    --
    Repayment of long term debt.........................          (504)                    --
    Repayment of long term debt to related parties......          (435)                    --
    Proceeds from preferred stock subscription..........            --                    100
    Proceeds from sale of preferred stock...............           250                     --
    Increase in deferred costs..........................            --                   (108)
    Issuance of common stock in initial public offering,
      net of underwriter discounts and commissions......        24,645                     --
                                                              --------                  -----
        Net cash provided by financing activities.......        23,861                    175
                                                              --------                  -----

Net increase in cash and cash equivalents...............         7,333                    148
Cash and cash equivalents at beginning of period........           148                     --
                                                              --------                  -----

Cash and cash equivalents at end of period..............      $  7,481                  $ 148
                                                              ========                  =====

Non--cash investing and financing:
    Notes payable.......................................           580                     --
    Issuance of common stock for acquisitions...........        20,053                     --
Interest paid...........................................      $     26                     --

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) NATURE OF BUSINESS

    BiznessOnline.com, Inc., a Delaware Corporation was incorporated on June 11, 1998 (date of inception of operations, July 1, 1998) for the purpose of acquiring Internet service providers and related businesses serving individuals and small to medium-sized businesses. We acquired all of the stock or assets of nine Internet service providers, one web development company, and one web hosting company during 1999. The Company conducts all of its operations through its operating subsidiaries covering a geographic footprint that includes upstate New York, Connecticut and portions of Rhode Island, New Hampshire and Massachusetts, and considers its operating subsidiaries to be one reporting segment.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

    (C) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (D) CASH AND CASH EQUIVALENTS

    The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    (E) NET LOSS PER SHARE

    Basic loss per share is based upon the weighted average number of common shares outstanding. Loss per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Dilutive potential common shares outstanding at December 31, 1999 were approximately 8.6 million. Options to purchase approximately 800,000 shares of common equivalent shares were not included in the computation of net loss per share because they were anti-dilutive. As a result, diluted loss per share is the same as basic loss per share.

    (F) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

    (G) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets represents the excess of purchase price over fair value of net assets acquired and are amortized on a straight line basis over the expected periods to be benefited, which

                            BIZNESSONLINE.COM, INC.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) is five years. The Company assesses the recoverability of its intangible assets by determining whether the amortization over the remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    (H) IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    (I) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheet for the Company's cash and cash equivalents, accounts receivable, accounts payable and bank borrowings and lease obligations approximate fair value due to their short-term nature or borrowing rates that approximate market rates.

    (J) FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents include cash on deposit in checking accounts, commercial paper and certificates of deposit. These cash and cash equivalents consist of high credit quality instruments.

    The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The company maintains reserves for potential credit losses; historically, such losses have not been material and have been within management's expectations. At December 31, 1999, no customer accounted for a significant percentage of accounts receivable.

    (K) REVENUE RECOGNITION

    The Company recognizes revenue when services are provided. Services for Internet access are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the period of service.

    (L) INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

                            BIZNESSONLINE.COM, INC.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (M) ADVERTISING COSTS

    All costs related to advertising the Company's services are expensed in the period incurred. Amounts charged to expense were $858,000 during the year ended December 31, 1999 and $0 during 1998.

    (N) EFFECTS OF INFLATION

    We do not believe that inflation has had a material impact on our results of operations during the year ended December 31, 1999.

    (O) RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2. ACQUISITIONS

    (A) GLOBAL 2000 COMMUNICATIONS

    On January 31, 1999, the Company acquired all of the shares of Global 2000 Communications, Inc., an Internet service provider located in Albany, NY, in exchange for a $580,000 note payable at the initial public offering and $2.7 million payable in shares of common stock. The Company issued 272,000 shares of common stock. The note was repaid at the initial public offering. The total purchase price is $3.3 million.

    (B) ALBANYNET, INC.

    On May 17, 1999, the Company acquired all of the shares of AlbanyNet, Inc., an Internet service provider located in Albany, NY, in exchange for $2.4 million payable in cash.

    (C) BORG INTERNET SERVICES

    On May 17, 1999, the Company acquired all of the shares of Borg Internet Services, Inc., an Internet service provider located in Utica, NY, in exchange for $500,000 in cash and $1.5 million payable in shares of common stock. The Company issued 150,000 shares of common stock. The total purchase price is $2.0 million.

    (D) CARAVELA SOFTWARE, INC.

    On May 17, 1999, the Company acquired all of the shares of Caravela Software, Inc., an Internet service provider located in Middlefield, CT, in exchange for $2.1 million in cash and $2.8 million payable in

                            BIZNESSONLINE.COM, INC.

NOTE 2. ACQUISITIONS (CONTINUED)
shares of common stock. The Company issued 280,000 shares of common stock. The total purchase price is $5.0 million.

    (E) ULSTERNET, INC.

    On May 17, 1999, the Company acquired all of the shares of Ulsternet, Inc., an Internet service provider located in Kingston, NY, in exchange for $650,000 in cash and $800,000 payable in shares of common stock. The Company issued 80,000 shares of common stock. The total purchase price is $1.5 million.

    (F) ASCENT NETWORKING, INC.

    On July 30, 1999, we acquired substantially all the assets of a sole proprietorship including all the capital stock of an affiliate of the proprietorship, Ascent Internet Holdings, Inc., which together conduct business as an Internet service provider under the name Ascent Networking in Norwich, New York for $1.1 million in cash. Based on the operating results for 1999, we will pay an additional $.2 million. This amount has already been recorded in the financial statements.

    (G) WEBWAY, LLC

    On August 18, 1999 the Company acquired substantially all of the assets of WebWay, LLC, a web development company located in Albany, NY, for $830,000 payable in cash and $1.8 million payable in shares of common stock. The Company issued 200,046 shares of common stock. The total purchase price is $2.6 million.

    (H) INFOBOARD, INC.

    On September 30, 1999 the Company acquired all the shares of Infoboard, Inc., a web hosting company located in Lynn, MA, for $1.4 million in cash and $1.6 million payable in shares of common stock. The Company issued 228,462 shares of common stock. The total purchase price is $3.0 million.

    (I) CYBERZONE, LLC

    On December 14, 1999 the Company acquired substantially all of the assets of Cyberzone, LLC, an Internet service provider located in Hartford, CT, for $1.8 million payable in cash and $1.8 million payable in shares of common stock. The Company issued 271,904 shares of common stock. The total purchase price is $3.5 million. Based on the operating results for 1999, the Company will increase the purchase price by $.2 million, payable 50% in cash and 50% in shares in common stock.

    (J) NECANET, INC.

    On December 15, 1999 the Company acquired all the shares of NECAnet, Inc., a Internet service provider located in Storrs, CT, for $1.6 million in cash and $1.9 million payable in shares of common stock. The Company issued 298,726 shares of common stock. The total purchase price is $3.5 million.

                            BIZNESSONLINE.COM, INC.

NOTE 2. ACQUISITIONS (CONTINUED)
    (K) PRIME COMMUNICATIONS, INC.

    On December 29, 1999 the Company acquired all the shares of Prime Communications, Inc., a Internet service provider located in Amherst, NY, for $1.2 million in cash and $5.8 million payable in shares of common stock. The Company issued 720,000 shares of common stock. The total purchase price is $7.0 million. The Company has also agreed to pay an additional amount based on revenue and profitability for the first six months of 2000. The amount is 2.5 times revenue over $1.4 million, provided EBITDA is greater than 35% of revenue.

    In accordance with generally accepted accounting principles, the total purchase price for these acquisitions has been allocated to the fair value of assets purchased and liabilities assumed as shown in the following table. Pursuant to the purchase method of accounting, the excess of purchase price over fair value of net assets acquired has been recorded as goodwill and is being amortized over 5 years. The amount of purchase price paid in common stock of the Company has been recorded at the price on the date issued. This amount may differ from the price paid per the purchase agreement, as the stock price was generally, the average stock price for the 20 days prior to closing.

Working capital.............................................  $ (936,000)
Property and equipment......................................   1,950,000
Other assets................................................      74,000
Long term debt..............................................    (275,000)
Goodwill....................................................  35,544,000

    The acquisitions were accounted for pursuant to the purchase method of accounting and included all costs of acquisition, including legal and accounting fees. The accompanying financial statements of BiznessOnline.com, Inc. include the operating results of each of the acquisitions from their respective acquisition dates. The pro forma results of operations for the acquired companies have been included with the pro forma results of operations included on Page 17.

NOTE 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                 ESTIMATED LIFE   DECEMBER 31, 1999
                                                 --------------   -----------------
Communication and computer equipment...........  3-5 years           $ 5,187,000
Purchased software.............................  3 years                 862,000
Office furniture and equipment.................  3-7 years               342,000
Leasehold Improvements.........................  Lease term            1,402,000
Vehicles.......................................  3 years                  74,000
                                                                     -----------
                                                                       7,867,000
Less accumulated depreciation..................                       (2,140,000)
                                                                     -----------
                                                                     $ 5,727,000
                                                                     ===========
Pro forma revenues.............................    $   14,874
Pro forma net loss.............................        (7,541)
Pro forma net loss per share...................         (0.88)

                            BIZNESSONLINE.COM, INC.

NOTE 4. NOTES PAYABLE

                                                              DECEMBER 31, 1999
                                                              -----------------
Notes payable consist of the following:
Note payable, due in monthly installments of $342, plus
  interest at 11%, balance due January 2002.................       $10,000
Note payable, due in monthly installments of $390, plus
  interest at 10.5%, balance due March 2000.................         1,000
Note payable, due in monthly installments of $894, plus
  interest at .9%, balance due July 2001....................        18,000
                                                                   -------
                                                                    29,000
Less current portion........................................        23,000
                                                                   -------
Long-term debt, net of current portion......................       $ 6,000
                                                                   =======

    The aggregate maturities of long-term debt are as follows: 2000--$23,000 and 2001--$6,000.

    Total interest expense for the year ended December 31, 1999 was $20,000, and is included in interest income, net.

NOTE 5. LEASE COMMITMENTS

    The Company leases its office facilities under various operating leases expiring at various times through fiscal 2004. Future minimum annual rental commitments under the lease agreements for the years ending December 31 are as follows:

2000........................................................  $  499,000
2001........................................................     474,000
2002........................................................     414,000
2003........................................................     414,000
2004........................................................     253,000
                                                              ----------
                                                              $2,054,000
                                                              ==========

    Total rent expense for the year ended December 31, 1999 and for the period July 1, 1998 to December 31, 1998 was approximately $232,000 and $0, respectively.

NOTE 6. CAPITAL LEASES

    The Company leases certain equipment under capital lease agreements that expire at various dates through December, 2002. At December 31, 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

Communications and computer equipment.......................  $460,000
Less accumulated amortization...............................   116,000
                                                              --------
                                                              $344,000
                                                              ========

                            BIZNESSONLINE.COM, INC.

NOTE 6. CAPITAL LEASES (CONTINUED)
    Future minimum lease payments under capital leases as December 31, 1999 are as follows:

2000........................................................  $211,000
2001........................................................    81,000
2002........................................................    11,000
                                                              --------

Total minimum lease payments................................   303,000
Less amount representing interest...........................    31,000
                                                              --------
Present value of minimum capital lease payments.............   272,000
Less current installments of obligations under capital
  leases....................................................   183,000
                                                              --------
Obligations under capital leases, excluding current
  portion...................................................  $ 89,000
                                                              ========

NOTE 7. INCOME TAXES

    No provision for federal income taxes has been recorded as the Company incurred net operating losses for all periods presented. The Company incurred state tax expense of $62,000 for the year ending December 31, 1999. No state tax expense was recorded for the period ended December 31, 1998. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance. Temporary differences between the financial statement carrying amounts and tax

                            BIZNESSONLINE.COM, INC.

NOTE 7. INCOME TAXES (CONTINUED)
bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

DEFERRED TAX ASSETS:                                     12/31/1999   12/31/1998
--------------------                                     ----------   ----------
Accounts receivable principally due to
  allowance for doubtful accounts......................  $  192,000          --
Deferred revenue.......................................     289,000          --
Compensation expense...................................     129,000          --
Net operating loss carryforwards.......................     462,000          --
Amortization...........................................     173,000          --
Other..................................................     117,000      49,000
                                                         ----------     -------

Total gross deferred tax assets........................  $1,362,000     $49,000
Less valuation allowance...............................   1,255,000      49,000
Net deferred tax assets................................     107,000           0

Deferred Tax Liabilities
Plant and equipment, principally due to differences In
  depreciation and amounts capitalized.................  $   15,000          --
Accrual to cash adjustments............................      92,000          --

Total deferred tax liabilities.........................     107,000          --
                                                         ----------     -------

Net deferred tax assets................................  $        0     $     0
                                                         ==========     =======

    At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $975,000 which are available to offset future federal taxable income, if any, through 2019. At December 31, 1999 the Company also has net operating loss carryforwards for state income tax purposes of approximately $850,000, $500,000, and $120,000 which are available to offset future state taxable income, if any, through 2006, 2019, and 2004 in New Jersey, New York, and Connecticut respectively.

    In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and recognized subsequent to the acquisitions will be applied first to reduce to zero, any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as reduction of income tax expense. As of December 31, 1999, $275,000 of the Company's deferred asset pertains to acquired companies, the future benefits of which will be applied first to reduce to zero any goodwill and other noncurrent intangible related to the acquisitions prior to reducing the Company's income tax expense.

                            BIZNESSONLINE.COM, INC.

NOTE 7. INCOME TAXES (CONTINUED)
    Income tax expense differed from the expected benefit computed by applying the U.S. federal income tax rate of 34% to net loss as follows:

                                                         1999          1998
                                                      -----------   ----------
Computed expected tax benefit.......................  $(1,358,000)  $  (43,000)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance...................      771,000       43,000
Amortization of goodwill............................      600,000
State tax net of federal benefit....................       41,000           --
Other, net..........................................        8,000           --
                                                      -----------   ----------
Income Tax Expense..................................  $    62,000   $        0

NOTE 8. ACCRUED EXPENSES AND OTHER ACCRUED LIABILITIES

    Accrued expenses and other accrued liabilities consist of the following:

                                                              DECEMBER 31, 1999
                                                              -----------------
Accrued compensation and related benefits...................     $  543,000
Accrued acqui sition costs..................................        712,000
Other accruals..............................................        592,000
                                                                 ----------
                                                                 $1,847,000
                                                                 ==========

NOTE 9. COMMITMENTS

    The company and its operating subsidiaries have entered into several contracts with vendors that provide certain telephone related line access services with various expiration dates. Following are the commitments for each of the five years subsequent to December 31, 1999:

2000........................................................  $1,147,000
2001........................................................   1,022,000
2002........................................................     472,000
2003........................................................       5,000
2004........................................................       5,000
                                                              ----------
                                                              $2,651,000
                                                              ==========

NOTE 10. STOCKHOLDERS' EQUITY

    (A) INITIAL PUBLIC OFFERING

    In February 1999, we filed a registration statement under the Securities Act of 1933 to sell up to 2.9 million shares of common stock in our initial public offering. The offering closed on May 17, 1999.

                            BIZNESSONLINE.COM, INC.

NOTE 10. STOCKHOLDERS' EQUITY (CONTINUED)
Expenses related to the initial public offering and direct offering costs incurred through December 31, 1999 were as follows:

  Underwriter's discounts and commissions...................  $ 2,900,000
  Accountants fees..........................................      386,000
  Legal fees................................................      467,000
  Printing expenses.........................................      177,000
  Miscellaneous filing fees and expenses....................      425,000
                                                              -----------
  Total.....................................................    4,355,000
                                                              ===========
Net Proceeds................................................  $24,645,000
                                                              ===========

    From the effective date of the initial public offering registration through December 31, 1999, the amount of net offering proceeds used as follows:

Repayment of promissory notes to the stockholders of
  Global 2000 Communications, Inc...........................  $   580,000
Payment of the cash portion of the purchase price due to the four
  Internet service providers we acquired in May 1999........    5,730,000
Acquisition of Ascent Networking............................    1,050,000
Repayment of indebtedness of Internet service providers.....      276,000
Acquisition of WebWay, LLC..................................      830,000
Acquisition of Infoboard, Inc...............................    1,380,000
Acquisition of Prime Communications, Inc....................    1,240,000
Acquisition of Cyberzone, LLC...............................    1,752,000
Acquisition of NECAnet, Inc.................................    1,575,000
Purchases of capital equipment, primarily data center.......    4,154,000
                                                              -----------
Total.......................................................  $18,567,000
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

    (B) COMMON STOCK

    Each stockholder of record is entitled to one vote for each outstanding share of our common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Holders of common stock participate with the holders of preferred stock in any dividend declared by our board of directors out of funds legally available for this purpose. After the payment of liquidation preferences to all holders of preferred stock, holders of common stock will receive on a pro rata basis all our remaining assets available for distribution to the stockholders in the event of our liquidation, dissolution or winding up. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of our capital stock.

                            BIZNESSONLINE.COM, INC.

NOTE 10. STOCKHOLDERS' EQUITY (CONTINUED)
    (C) PREFERRED STOCK

    Our board of directors is authorized, without further stockholder approval, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of BiznessOnline. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

    On February 15, 1999, we issued 70,000 shares of Class A preferred stock in connection with the closing of a private offering of preferred stock. Upon consummation of our initial public offering on May 12, 1999, these preferred shares were converted into 61,250 shares of common stock.

    (D) STOCK OPTIONS

    Our 1999 stock incentive plan enables us to issue incentive and non-qualified stock options to deserving employees, directors and non-employees who perform services for the Company. Under this plan, we have reserved 500,000 shares of our authorized common stock for option grants. We believe that our stock incentive plan will enhance our ability to attract and retain key employees and other persons who are in a position to make significant contributions to our success.

    Our 1999 non-employee director stock incentive plan enables us to issue non-qualified stock options to non-employee directors. Under this plan, we have reserved 50,000 shares of our authorized common stock for option grants. We believe that our non-employee director stock incentive plan will provide incentives for the continued service of these directors and for attracting new directors to our board.

    The Company has elected to follow Accounting Principles Board Opinion
    No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. Accordingly, no compensation expense has been recognized in connection with granting options pursuant to these plans.

    SFAS 123 DISCLOSURES

    Pro forma information regarding net loss and loss per common and common equivalent share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              OPTIONS
                                                              --------
Expected life (years).......................................        10
Interest rate...............................................      6.3%
Volatility..................................................       64%
Dividend....................................................      None

                            BIZNESSONLINE.COM, INC.

NOTE 10. STOCKHOLDERS' EQUITY (CONTINUED)
    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information is as follows:

    The pro forma compensation expense for the issuance of the options would have been $912,000 for 1999. The Company recognized $167,000 of this expense on the financial statements, as these options were granted to a consultant of the Company and not an employee. If the entire amount had been recognized the pro forma net loss and earnings per share for the year would have been:

Pro forma net loss..........................................   $4,800
Basic and fully diluted loss per share......................   $  .83

    Option activity under the Company's stock option plans is summarized below:

                                                                 WEIGHTED AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                      --------   ----------------
Outstanding at beginning of year....................        0           0.00
Granted.............................................  412,675          10.23
Expired or cancelled................................  (12,300)         10.00
Exercised...........................................       --             --
                                                      -------         ------

Outstanding at end of year..........................  400,375         $10.24
                                                      =======         ======
Exercisable at end of year..........................   37,500         $14.00
                                                      =======         ======

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999:

                                     WEIGHTED AVERAGE
      EXERCISE           NUMBER      REMAINING YEARS
        PRICE          OUTSTANDING   OF CONTRACT LIFE   EXERCISABLE
---------------------  -----------   ----------------   -----------
8.500                     20,000           9.62
8.934                     10,000           9.58
9.375                     20,000           9.94
10.000                   320,375           9.56            7,500
15.000                    30,000           9.54           30,000
---------------------    -------                          ------
8.50-15.00               400,375                          37,500
                         =======                          ======

                            BIZNESSONLINE.COM, INC.

NOTE 10. STOCKHOLDERS' EQUITY (CONTINUED)
    (E) WARRANTS

    During 1999 the Company granted warrants to purchase common stock. A total of 335,000 warrants were granted to representatives of the underwriters of our initial public offering and various consultants to the Company. The following table shows the number of warrants, the exercise price and date of expiration.

                                                NUMBER          EXERCISE
                                              OUTSTANDING        PRICE         EXPIRATION
                                              -----------       --------       ----------
                                                290,000           16.50           2009
                                                 30,000            7.00           2004
                                                 15,000            9.00           2002
                                                -------          ------
                                                                 $15.31(weighted
Total..................................         335,000                average)
                                                =======          ======

    We have accounted for these warrants using Statement of Financial Accounting Standards No. 123, accounting for Stock Based Compensation. The fair value for these warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

    For the 290,000 warrants, an implied volatility of 0 was used resulting in no compensation expense. For the remainder of the warrants, a volatility of 84% and an interest rate of 5.3% were used. This resulted in a compensation charge for these warrants of $155,000 during 1999. The Company recognized this expense during the year.

NOTE 11. RELATED PARTY TRANSACTIONS

    In connection with our acquisition of Global 2000 Communications on January 31, 1999, we issued a total of 204,000 shares of common stock to a director and his wife former owners of Global 2000 and promissory notes in the aggregate principal amount of $435,000. Their notes were repaid at the closing of our initial public offering.

    On February 1, 1999, our Global 2000 Communications, Inc. subsidiary entered into a lease with the director and his wife for approximately 2,000 square feet of office space with a monthly rent of $2,000 plus utilities. The term of the lease is five years although we may terminate this lease at any time upon thirty days prior notice without further liability.

    On December 29, 1999, our Prime Communications, Inc. subsidiary entered into a lease with Prime Business Park, a company partially owned by a shareholder of the Company for approximately 6,780 square feet of office space with a monthly rent of $7,486 plus utilities. The term of the lease is five years.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflect all adjustments which, in the opinion of management, were of a normal recurring

                            BIZNESSONLINE.COM, INC.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) nature and necessary for a fair presentation of the results of operations for the interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                          YEAR ENDED DECEMBER 31, 1999
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER
                                                ----------   ----------   ----------   ----------
                                                         IN THOUSANDS, EXCEPT SHARE DATA
Net revenue...................................       $ 424      $ 1,237      $ 2,141      $ 2,939
Loss from operations..........................        (139)        (647)      (1,247)      (2,379)
Net loss......................................        (140)        (547)      (1,217)      (2,151)

Net loss per share, basic and diluted.........      $ (.04)     $ (0.10)     $ (0.17)     $ (0.29)
Weighted average shares outstanding, basic and
  diluted.....................................   3,325,497    5,260,299    6,986,419    7,436,792

NOTE 13. SUBSEQUENT EVENTS (UNAUDITED)

    On March 15, 2000, the New York State Public Service Commission granted approval for the transfer of the "Certificate of Public Convenience and Necessity" held by Telecon Communications Corp., a competitive local exchange carrier ("CLEC") based in Johnstown, New York to us in connection with our planned acquisition of substantially all of Telecon's assets. We now expect to close such transaction and the acquisition of an Internet service provider affiliated with Telecon on or about March 31, 2000 for an aggregate purchase price of $15 million payable in cash and $3 million payable in shares of common stock of the Company. In addition, we are in the process of preparing CLEC filings in other New England states to enable us to begin to resell local and long distance telephone services in such markets beginning in the second half of 2000.

    On March 16, 2000, we closed a $15 million senior secured credit facility. We plan to use the proceeds of this facility to fund the cash purchase price of the Telecon acquisition. The credit facility is secured by all of the assets of BiznessOnline.com and its operating subsidiaries. In connection with such financing, the Lender received certain cash fees and a warrant to purchase 838,779 shares of our common stock at prices of $7.00 per share for 559,186 shares and $12.00 per share for 279,593 shares, subject to certain anti-dilution and other adjustments. The Lender will also receive 71,429 shares of common stock of the Telecom acquisition.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 will be contained in the registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders ("2000 Proxy Statement") to be held in May 2000, which the registrant intends to file with the Commission on or about March 30, 2000, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 will be contained in the registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders ("2000 Proxy Statement") to be held in May 2000, which the registrant intends to file with the Commission on or about March 30, 2000, and such information is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 will be contained in the registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders ("2000 Proxy Statement") to be held in May 2000, which the registrant intends to file with the Commission on or about March 30, 2000, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 will be contained in the registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders ("2000 Proxy Statement") to be held in May 2000, which the registrant intends to file with the Commission on or about March 30, 2000, and such information is incorporated herein by reference.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

    (a)  Consolidated Financial Statements and Financial Statement Schedules

    The following consolidated financial statements of the Company are included in Item 8, pages 30-49:

        (1) (a)  Report of KPMG LLP, Independent Auditors

           (b)  Consolidated Financial Statements

               (i)  Consolidated Balance Sheets as of December 31, 1999 and
                    1998;

               (ii) Consolidated Statements of Operations for the year ended December 31, 1999 and for the period from July 1, 1998 (date of inception) through December 31, 1998;

               (iii) Consolidated Statements of Stockholders' Equity for the
                     year ended December 31, 1999 and for the period from July 1, 1998 (date of inception) through December 31, 1998;

               (iv) Consolidated Statements of Cash Flows for the year ended
                    December 31, 1999 and for the period from July 1, 1998 (date of inception) through December 31, 1998; and

     (v) Consolidated Notes to Financial Statements.

        (2)  Consolidated Financial Statement Schedules

           (a) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (3) For a list of exhibits filed herewith or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission, refer to the exhibit index beginning on page 95. The registrant will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

    Other historical financial statements are included herein as follows:

                          COMPANY                               PAGE
                          -------                             --------
Albany Net, Inc. Financial Statements.......................     52
Borg Internet Services, Inc. Financial Statements...........     60
Caravela Software, Inc. Financial Statements................     69
Global 2000 Communications, Inc. Financial Statements.......     78
Ulsternet, Inc. Financial Statements........................     86

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
AlbanyNet, Inc.:

    We have audited the accompanying balance sheet of AlbanyNet Inc. ("AlbanyNet") as of December 31, 1998, and the related statements of income, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of AlbanyNet's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlbanyNet Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                                      /s/ KPMG LLP

Providence, Rhode Island
January 29, 1999

                                ALBANYNET, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998

ASSETS
Current assets:
  Cash and cash equivalents.................................  $149,779
  Accounts receivable, net of allowance for doubtful
    accounts of $5,000......................................    58,006
                                                              --------
      Total current assets..................................   207,785
                                                              --------
Property and equipment (note 3):
  Computer and telecommunications equipment.................   214,788
  Less accumulated depreciation.............................   162,679
                                                              --------
      Net property and equipment............................    52,109
                                                              --------
      Total assets..........................................  $259,894
                                                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of obligations under capital leases
    (note 3)................................................  $ 14,735
  Accounts payable..........................................     2,184
  Deferred revenue..........................................    48,866
                                                              --------
      Total current liabilities.............................    65,785
Long-term liabilities:
  Obligations under capital leases, excluding current
    installments (note 3)...................................     4,030
                                                              --------
      Total liabilities.....................................    69,815
                                                              --------
Stockholders' equity:
  Common stock, $1 par value; 200 shares authorized, issued
    and outstanding.........................................       200
  Retained earnings.........................................   189,879
                                                              --------
      Total stockholders' equity............................   190,079
                                                              --------
      Total liabilities and stockholders' equity............  $259,894
                                                              ========

                 See accompanying notes to financial statements

                                ALBANYNET, INC.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997       1998
                                                              --------   ---------
Revenues....................................................  $838,807   1,140,518
                                                              --------   ---------
Operating expenses:
  Connectivity and operations...............................   658,329     768,400
  Sales and marketing.......................................    37,285      35,820
  General and administrative................................     7,156      25,636
  Depreciation and amortization.............................    57,866      67,814
                                                              --------   ---------
      Total operating expenses..............................   760,636     897,670
                                                              --------   ---------
      Operating income......................................    78,171     242,848
Other income (expense):
  Interest expense..........................................    (4,724)     (3,272)
  Interest income...........................................     2,507       5,369
  Other income..............................................     8,575      --
                                                              --------   ---------
      Total other income....................................     6,358       2,097
                                                              --------   ---------
      Net income............................................  $ 84,529     244,945
                                                              ========   =========
Net income per share--basic and diluted.....................  $ 422.65    1,224.73
                                                              ========   =========
Weighted average shares outstanding--basic and diluted......       200         200
                                                              ========   =========

                See accompanying notes to financial statements.

                                ALBANYNET, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                          RETAINED         TOTAL
                                                                          EARNINGS     STOCKHOLDERS'
                                                              COMMON    (ACCUMULATED      EQUITY
                                                              STOCK       DEFICIT)       (DEFICIT)
                                                             --------   ------------   -------------
Balance at December 31, 1996...............................    $200        (39,629)       (39,429)
  Net income...............................................    --           84,529         84,529
                                                               ----        -------        -------
Balance at December 31, 1997...............................     200         44,900         45,100
  Distributions to stockholders............................    --          (99,966)       (99,966)
  Net income...............................................    --          244,945        244,945
                                                               ----        -------        -------
Balance at December 31, 1998...............................    $200        189,879        190,079
                                                               ====        =======        =======

                See accompanying notes to financial statements.

                                ALBANYNET, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997       1998
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $ 84,529    244,945
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    57,866     67,814
    Changes in net assets and liabilities:
      Increase in accounts receivable--trade................   (29,795)   (28,211)
      Decrease in accounts payable..........................    (3,168)    (7,236)
      Increase (decrease) in deferred revenue...............    24,931    (11,666)
                                                              --------   --------
        Net cash provided by operating activities...........   134,363    265,646
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (55,413)   (30,014)
                                                              --------   --------
        Net cash used in investing activities...............   (55,413)   (30,014)
                                                              --------   --------
Cash flows from financing activities:
  Principal payments under capital lease obligations........   (25,355)   (30,859)
  Distribution to stockholders..............................     --       (99,966)
  Repayments of long-term debt..............................   (24,033)   (38,149)
                                                              --------   --------
        Net cash used in financing activities...............   (49,388)  (168,974)
                                                              --------   --------
        Net increase in cash and cash equivalents...........    29,562     66,658
Cash and cash equivalents at beginning of year..............    53,559     83,121
                                                              --------   --------
Cash and cash equivalents at end of year....................  $ 83,121    149,779
                                                              ========   ========
Supplemental cash flow information:
  Non-cash financing activities:
    Capital lease obligations of $35,808 and $13,829 were incurred in 1997 and
     1998, respectively.

    Interest paid was $4,724 and $3,272 in 1997 and 1998, respectively.

                See accompanying notes to financial statements.

                                ALBANYNET, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

(1) NATURE OF OPERATIONS

    AlbanyNet, Inc. ("AlbanyNet") was incorporated in 1996. AlbanyNet is a provider of Internet access and offers a broad spectrum of Internet access services to both individual and business customers ranging from dial-up services to continuous access services using dedicated telephone connections and Web hosting services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and provisions for sales credits, that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    (b) REVENUE RECOGNITION

    AlbanyNet recognizes revenue when services are provided. Services are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the period of service.

    (c) CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, AlbanyNet considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    (d) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets for property and equipment. The estimated useful lives of the assets range from three to five years. AlbanyNet leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

    (e) INCOME TAXES

    As a subchapter S corporation, AlbanyNet's income is taxed at the stockholder level, therefore except for certain local business income taxes, no income tax provision has been included in the financial statements.

    (f) ADVERTISING COSTS

    AlbanyNet incurs advertising costs associated with the marketing of its services. These costs of advertising are expensed as incurred. Advertising expense totaled $36,635 and $28,894 for the years ended December 31, 1997 and 1998, respectively.

    (g) IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    (h) EARNINGS PER SHARE

    AlbanyNet adopted the provisions of SFAS No. 128, "Earnings per Share," on December 31, 1997. This statement requires the presentation of basic and diluted earnings per share for all periods presented. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

(3) LEASES

    AlbanyNet leases certain equipment under capital lease agreements that expire at various dates through August 2000. At December 31, 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

Computer and telecommunications equipment...................  $77,062
Less accumulated amortization...............................   57,832
                                                              -------
                                                              $19,230
                                                              =======

    AlbanyNet has several operating leases for office space and office equipment, with expiration dates through July 2000. Rental expense for operating leases during 1997 and 1998 was $7,200 and $10,225, respectively.

    Future minimum lease payments under capital and operating leases as of December 31, 1998 are as follows:

                                                           CAPITAL    OPERATING
YEAR ENDED DECEMBER 31:                                     LEASES     LEASES
-----------------------                                    --------   ---------
        1999.............................................  $15,753     17,506
        2000.............................................    4,183      5,253
                                                           -------     ------
        Total minimum lease payment......................   19,936     22,759
                                                                       ======
        Less amount representing interest (at 10%).......    1,171
                                                           -------
        Present value of minimum capital lease
          payments.......................................   18,765
        Less current installments of obligations under
          capital leases.................................   14,735
                                                           -------
        Obligations under capital leases, excluding
          current installments...........................  $ 4,030
                                                           =======

(4) COMMITMENTS

    AlbanyNet has entered into several contracts with vendors that provide certain telephone related line access services and advertising. Following are the commitments for each of the five years subsequent to December 31, 1998:

        1999................................................  $ 72,161
        2000................................................    71,160
        2001................................................    71,160
        2002................................................     5,160
        2003................................................     5,160
        Thereafter..........................................     6,020
                                                              --------
          Total.............................................  $230,821
                                                              ========

(5) SUBSEQUENT EVENT (UNAUDITED)

    AlbanyNet's stockholders have entered into a merger and stock purchase agreement whereby they will sell all of the shares in the Company to BiznessOnline.com, Inc. (the acquirer) for cash concurrent with the consummation of the initial public offering ("IPO") of the common stock of the acquirer. Upon consummation of the offering, the acquirer will become the sole stockholder of AlbanyNet. Subsequent to the acquisition, AlbanyNet will be merged into a subsidiary of the acquirer.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
Borg Internet Services, Inc.:

    We have audited the accompanying balance sheet of Borg Internet
Services, Inc. (Borg) as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of Borg's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Borg Internet
Services, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Providence, Rhode Island
January 22, 1999

                          BORG INTERNET SERVICES, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998

ASSETS

Current assets:
  Cash......................................................  $ 25,189
  Accounts receivable, net of allowance for doubtful
    accounts of $20,000.....................................    65,819
  Deferred tax asset........................................    13,658
  Other current assets......................................     3,349
                                                              --------
      Total current assets..................................   108,015
                                                              --------
Property and equipment, net (notes 3 and 4).................   197,532
Goodwill, net of amortization of $64,601....................    43,067
                                                              --------
      Total assets..........................................  $348,614
                                                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable (note 5)....................................  $ 37,581
  Current installments of obligations under capital leases
    (note 4)................................................    48,004
  Accounts payable..........................................    13,156
  Income taxes payable......................................    24,799
  Accrued expenses..........................................    57,654
  Deferred revenue..........................................   119,095
                                                              --------
      Total current liabilities.............................   300,289

Long-term liabilities:
  Obligations under capital leases, excluding current
    installments (note 4)...................................    78,608
                                                              --------
      Total liabilities.....................................   378,897
                                                              --------
Stockholders' equity (deficit):
  Common stock, $.01 par value; 25,000 shares authorized, 3
    shares issued and outstanding...........................         1
  Additional paid-in capital................................       299
  Accumulated deficit.......................................   (30,583)
                                                              --------
      Total stockholders' equity (deficit)..................   (30,283)
                                                              --------
      Total liabilities and stockholders' equity
       (deficit)............................................  $348,614
                                                              ========

                See accompanying notes to financial statements.

                          BORG INTERNET SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997        1998
                                                              ---------   ---------
Revenues....................................................  $ 505,970     832,734
                                                              ---------   ---------
Operating expenses:
  Connectivity and operations...............................    319,127     601,890
  Sales and marketing.......................................     35,046      90,687
  General and administrative................................     29,932      45,338
  Depreciation and amortization.............................     86,443     124,115
                                                              ---------   ---------
      Total operating expenses..............................    470,548     862,030
                                                              ---------   ---------
      Operating income (loss)...............................     35,422     (29,296)
Interest expense............................................     (4,467)    (11,717)
                                                              ---------   ---------
      Income (loss) before taxes............................     30,955     (41,013)
Income taxes (benefit) (note 6).............................     12,383     (12,056)
                                                              ---------   ---------
      Net income (loss).....................................  $  18,572     (28,957)
                                                              =========   =========
Net income (loss) per share--basic and diluted..............  $6,190.67   (9,652.33)
                                                              =========   =========
Weighted average shares outstanding--basic and diluted......          3           3
                                                              =========   =========

                See accompanying notes to financial statements.

                          BORG INTERNET SERVICES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                              RETAINED         TOTAL
                                                               ADDITIONAL     EARNINGS     STOCKHOLDERS'
                                                     COMMON     PAID-IN     (ACCUMULATED      EQUITY
                                                     STOCK      CAPITAL       DEFICIT)       (DEFICIT)
                                                    --------   ----------   ------------   -------------
Balance at December 31, 1996......................    $  1         299         (20,198)       (19,898)
  Net income......................................    --         --             18,572         18,572
                                                      ----         ---         -------        -------
Balance at December 31, 1997......................       1         299          (1,626)        (1,326)
  Net loss........................................    --         --            (28,957)       (28,957)
                                                      ----         ---         -------        -------
Balance at December 31, 1998......................    $  1         299         (30,583)       (30,283)
                                                      ====         ===         =======        =======

                See accompanying notes to financial statements.

                          BORG INTERNET SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997        1998
                                                              ---------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  18,572   (28,957)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     86,443   124,115
    Changes in net assets and liabilities:
      Decrease (increase) in accounts receivable--trade.....    (60,930)    8,916
      Decrease (increase) in other current assets...........     (4,264)      917
      Increase (decrease) in accounts payable...............     34,646   (37,053)
      Increase (decrease) in income taxes payable...........     23,090    (1,349)
      Increase in deferred taxes, net.......................    (10,707)  (10,707)
      Increase (decrease) in accrued expenses...............     11,517   (18,745)
      Increase in deferred revenue..........................     22,174    57,968
                                                              ---------   -------
        Net cash provided by operating activities...........    120,541    95,105
                                                              ---------   -------
Cash flows from investing activities:
  Capital expenditures......................................   (111,652)  (53,553)
                                                              ---------   -------
        Net cash used in investing activities...............   (111,652)  (53,553)
                                                              ---------   -------
Cash flows from financing activities:
  Principal payments under capital lease obligations........         --   (15,727)
  Repayments of long-term debt..............................    (12,000)  (12,000)
                                                              ---------   -------
        Net cash used in financing activities...............    (12,000)  (27,727)
                                                              ---------   -------
        Net increase (decrease) in cash.....................     (3,111)   13,825
Cash at beginning of year...................................     14,475    11,364
                                                              ---------   -------
Cash at end of year.........................................  $  11,364    25,189
                                                              =========   =======
Supplemental cash flow information:
  Non-cash financing activities:
    Capital lease obligations of $142,339 were incurred in
      1998.

    Interest paid was $0 in 1997 and $4,039 in 1998.

                See accompanying notes to financial statements.

                          BORG INTERNET SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

(1) NATURE OF OPERATIONS

    Borg Internet Services, Inc. ("Borg") was incorporated in 1995. Borg is a provider of Internet access and offers a broad spectrum of Internet access services to both individual and business customers ranging from dial-up services to continuous access services using dedicated telephone connections and Web hosting services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and provisions for sales credits, that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    (B) REVENUE RECOGNITION

    Borg recognizes revenue when services are provided. Services are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the period of service.

    (C) CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, Borg considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    (D) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets for property and equipment. The estimated useful lives of the assets range from three to five years. Borg leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

    (E) GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, which is five years. Borg assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Borg's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    (F) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (G) ADVERTISING COSTS

    Borg incurs advertising costs associated with the marketing of its services. These costs of advertising are expensed as incurred. Advertising expense totaled $21,641 and $49,559 for the years ended December 31, 1997 and 1998, respectively.

    (H) IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    (I) EARNINGS PER SHARE

    Borg adopted the provisions of SFAS No. 128, "Earnings per Share," on December 31, 1997. This statement requires the presentation of basic and diluted earnings per share for all periods presented. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1998:

Computer and telecommunications equipment...................  $394,082
Office equipment............................................     2,824
                                                              --------
Property and equipment......................................   396,906
Less accumulated depreciation and amortization..............   199,374
                                                              --------
Net property and equipment..................................  $197,532
                                                              ========

(4) LEASES

    Borg leases certain equipment under capital lease agreements that expire at various dates through August 2001. At December 31, 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

Computer and telecommunications equipment...................  $142,339
Less accumulated amortization...............................    17,726
                                                              --------
                                                              $124,613
                                                              ========

    Borg has one operating lease for office space and office equipment on a month to month basis. Rental expense for operating leases during 1997 and 1998 was $9,954 and $12,974, respectively.

    Future minimum lease payments under capital leases as of December 31, 1998 are as follows:

                                                              CAPITAL
YEAR ENDED DECEMBER 31:                                        LEASES
-----------------------                                       --------
        1999................................................  $58,504
        2000................................................   53,883
        2001................................................   31,488
                                                              -------
        Total minimum lease payments........................  143,875
        Less amounts representing interest (at 10%).........   17,263
                                                              -------
        Present value of minimum capital lease payments.....  126,612
        Less current installments of obligations under
          capital leases....................................   48,004
                                                              -------
        Obligations under capital leases, excluding current
          installments......................................  $78,608
                                                              =======

(5) NOTES PAYABLE

    The notes payable are due to related parties. The notes bear interest at 10% and are due and payable.

(6) INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 1997 and 1998, consists of the following:

                                                   CURRENT    DEFERRED    TOTAL
                                                   --------   --------   --------
1997:
  Federal........................................  $17,287     (8,000)     9,287
  State..........................................    5,803     (2,707)     3,096
                                                   -------    -------    -------
                                                   $23,090    (10,707)    12,383
                                                   =======    =======    =======
1998:
  Federal........................................  $(1,000)    (8,000)    (9,000)
  State..........................................     (349)    (2,707)    (3,056)
                                                   -------    -------    -------
                                                   $(1,349)   (10,707)   (12,056)
                                                   =======    =======    =======

    Income tax expense (benefit) amounted to $12,383 for 1997 (an effective rate of 40%) and $(12,056) for 1998 (an effective rate of 29%). The actual expense (benefit) for both 1997 and 1998 differs from the

"expected" tax expense (benefit) for those years (computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes) as follows:

                                                              1997       1998
                                                            --------   --------
Computed "expected" tax expense (benefit).................  $10,525    (13,944)
Increase in income taxes resulting from:
    State income taxes, net of federal income tax
      benefit.............................................    2,403     (2,017)
    Other.................................................     (185)     3,905
                                                            -------    -------
                                                            $12,383    (12,056)
                                                            =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below:

                                                               1997       1998
                                                             --------   --------
Deferred tax assets:
  Goodwill.................................................  $ --         5,658
  Bad debt reserve.........................................    4,000      8,000
                                                             -------     ------
      Gross deferred tax asset.............................    4,000     13,658
                                                             -------     ------
Deferred tax liability:
  Goodwill.................................................   (1,049)     --
                                                             -------     ------
      Gross deferred tax liabilities.......................   (1,049)     --
                                                             -------     ------
      Net deferred tax asset...............................  $ 2,951     13,658
                                                             =======     ======

    Management has concluded that it is more likely than not that Borg will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current tax law to allow for the utilization of the deductible amounts generating the deferred tax asset.

(7) COMMITMENTS

    Borg has entered into contracts with two vendors who provide certain telephone related line access services. The contracts expire in April 1999, the commitment for 1999 is $14,419.

(8) SUBSEQUENT EVENT (UNAUDITED)

    Borg's stockholders have entered into a merger agreement whereby they will exchange all of the shares in the Company to BiznessOnline. Com, Inc. (acquirer) in exchange for cash and shares of common stock of the acquirer concurrent with the consummation of the initial public offering ("IPO") of the common stock of the acquirer. Upon consummation of the offering, the acquirer will become the sole stockholder of Borg. Subsequent to the acquisition, Borg will merge into a subsidiary of the acquirer.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
Caravela Software, Inc.:

    We have audited the accompanying balance sheet of Caravela Software, Inc. (Caravela) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of Caravela's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caravela Software, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Providence, Rhode Island
February 2, 1999

                            CARAVELA SOFTWARE, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998

ASSETS

Current assets:
  Cash......................................................  $ 30,760
  Accounts receivable, net of allowance for doubtful
    accounts of $43,259.....................................   189,643
  Deferred tax asset........................................    94,745
                                                              --------
      Total current assets..................................   315,148
                                                              --------
Property and equipment, net (note 3)........................   234,923
Organizational costs, net of amortization of $611...........        57
                                                              --------
      Total assets..........................................  $550,128
                                                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to stockholders (note 7).....................  $ 58,969
  Current portion of long-term debt (note 6)................    71,009
  Line of credit (note 5)...................................    50,000
  Accounts payable..........................................    55,133
  Accrued expenses..........................................    23,657
  Income tax payable........................................     7,925
  Deferred taxes (note 8)...................................    93,162
  Deferred revenue..........................................   115,436
                                                              --------
      Total current liabilities.............................   475,291

Long-term liabilities:
  Long-term debt (note 6)...................................     6,816
                                                              --------
      Total liabilities.....................................   482,107
                                                              --------
Stockholders' equity:
  Common stock, $10 par value; 5,000 shares authorized, 100
    shares issued and outstanding...........................     1,000
  Retained earnings.........................................    67,021
                                                              --------
      Total stockholders' equity............................    68,021
                                                              --------
      Total liabilities and stockholders' equity............  $550,128
                                                              ========

                See accompanying notes to financial statements.

                            CARAVELA SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                 1997        1998
                                                              ----------   ---------
Revenues....................................................  $1,516,112   1,879,410
                                                              ----------   ---------
Operating expenses:
  Connectivity and operations...............................   1,328,076   1,520,192
  Sales and marketing.......................................      73,455     151,261
  General and administrative................................      79,489       5,500
  Depreciation and amortization.............................     118,485     117,146
                                                              ----------   ---------
      Total operating expenses..............................   1,599,505   1,794,099
                                                              ----------   ---------
      Operating income (loss)...............................     (83,393)     85,311
                                                              ----------   ---------
Other income (expense):
  Loss on disposal of equipment.............................          --     (78,993)
  Interest expense..........................................      (9,453)    (21,406)
  Other income..............................................         267      11,092
                                                              ----------   ---------
      Total other income (expense)..........................      (9,186)    (89,307)
                                                              ----------   ---------
      Loss before income taxes..............................     (92,579)     (3,996)
Income tax benefit (note 8).................................      37,031       1,598
                                                              ----------   ---------
      Net income (loss).....................................  $  (55,548)     (2,398)
                                                              ==========   =========
Net income (loss) per share--basic and diluted..............  $  (555.48)     (23.98)
                                                              ==========   =========
Weighted average shares outstanding--basic and diluted......         100         100
                                                              ==========   =========

                See accompanying notes to financial statements.

                            CARAVELA SOFTWARE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                        TOTAL
                                                               COMMON    RETAINED   STOCKHOLDERS'
                                                               STOCK     EARNINGS      EQUITY
                                                              --------   --------   -------------
Balance at December 31, 1996................................   $1,000    124,967       125,967
  Net loss..................................................    --       (55,548)      (55,548)
                                                               ------    -------       -------
Balance at December 31, 1997................................    1,000     69,419        70,419
  Net loss..................................................    --        (2,398)       (2,398)
                                                               ------    -------       -------
Balance at December 31, 1998................................   $1,000     67,021        68,021
                                                               ======    =======       =======

                See accompanying notes to financial statements.

                            CARAVELA SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997        1998
                                                              ---------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (55,548)    (2,398)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    118,485    117,146
    Loss on disposal of equipment...........................     --         78,993
    Changes in net assets and liabilities:
      Decrease (increase) in accounts receivable--trade.....     81,230    (52,390)
      Decrease in other current assets......................     --          1,000
      Increase (decrease) in accounts payable...............     79,278    (31,019)
      Increase (decrease) in income tax payable.............     26,103    (18,178)
      Increase (decrease) in deferred taxes.................    (76,782)    15,897
      Decrease in accrued expenses..........................    (49,085)    (6,658)
      Increase in deferred revenue..........................     27,954     34,491
                                                              ---------   --------
        Net cash provided by operating activities...........    151,635    136,884
                                                              ---------   --------
Cash flows from investing activities:
  Proceeds from disposal of equipment.......................     --          6,952
  Capital expenditures......................................   (182,737)  (151,929)
                                                              ---------   --------
        Net cash used in investing activities...............   (182,737)  (144,977)
                                                              ---------   --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................     85,009    107,430
  Principal payments under capital lease obligations........    (13,365)   (14,555)
  Repayments of long-term debt..............................    (19,605)   (75,000)
                                                              ---------   --------
        Net cash provided by financing activities...........     52,039     17,875
                                                              ---------   --------
        Net increase in cash................................     20,937      9,782
Cash at beginning of year...................................         41     20,978
                                                              ---------   --------
Cash at end of year.........................................  $  20,978     30,760
                                                              =========   ========
Supplemental cash flow information:
  Interest of $9,722 and $20,415 was paid in 1997 and 1998,
    respectively.
  Income taxes of $8,000 and $0 were paid in 1997 and 1998,
    respectively.

                See accompanying notes to financial statements.

                            CARAVELA SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

(1) NATURE OF OPERATIONS

    Caravela Software, Inc. ("Caravela") was incorporated in 1994 and operates under the name Connix. Caravela is a provider of Internet access and offers a broad spectrum of Internet access services to both individual and business customers ranging from dial-up services to continuous access services using dedicated telephone connections and Web hosting services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and provisions for sales credits, that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    (B) REVENUE RECOGNITION

    Caravela recognizes revenue when services are provided. Services are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the period of service.

    (C) CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, Caravela considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    (D) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets for property and equipment. The estimated useful lives of the assets range from three to five years. Caravela leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

    (E) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For income tax reporting purposes, Caravela is on the cash method of accounting.

    (F) ADVERTISING COSTS

    Caravela incurs advertising costs associated with the marketing of its services. These costs of advertising are expensed as incurred. Advertising expense totaled $49,416 and $96,804 for the years ended December 31, 1997 and 1998, respectively.

    (G) IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    (H) EARNINGS PER SHARE

    Caravela adopted the provisions of SFAS No. 128, "Earnings per Share," on December 31, 1997. This statement requires the presentation of basic and diluted earnings per share for all periods presented. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1998:

Computer, telecommunications and office equipment...........  $450,692
Less accumulated depreciation...............................   215,769
                                                              --------
Net property and equipment..................................  $234,923
                                                              ========

(4) LEASES

    Caravela has two operating leases for office space on a month-to-month basis. Caravela also had three capital leases for office equipment which were paid in full during 1998. Rental expense for operating leases during 1997 and 1998 was $39,154 and $32,280, respectively.

(5) LINE OF CREDIT

    At December 31, 1998, Caravela maintained a $50,000 Revolving Line of Credit with a bank. The Revolving Line of Credit bears interest at prime plus 2% (prime rate was 7.75% at December 31, 1998) and is payable on demand.

(6) LONG-TERM DEBT

    Long-term debt at December 31, 1998 consists of the following:

9% note payable to bank in monthly installments of $3,426,
  including interest, due February 2000, secured by the
  personal guarantee of the stockholders and certain
  property and equipment owned by Caravela..................  $45,415
9.25% note payable to bank in monthly installments of $3,435 per month, including interest, due November 1999 secured
  by the personal guarantee of the stockholders and certain
  property and equipment owned by Caravela..................   32,410
                                                              -------
                                                               77,825
Less current portion........................................   71,009
                                                              -------
Long-term debt, excluding current portion...................  $ 6,816
                                                              =======

    The aggregate maturities of long-term debt for each of the two years subsequent to December 31, 1998 are as follows: 1999, $71,009 and 2000, $6,816.

(7) NOTE PAYABLE TO STOCKHOLDERS

    The note payable is due to the stockholders of Caravela and bears interest at 10%. The note payable will mature in 1999.

(8) INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 1997 and 1998, consists of the following:

                                                   CURRENT    DEFERRED    TOTAL
                                                   --------   --------   --------
1997:
  Federal........................................  $ 29,813   (57,587)   (27,774)
  State..........................................     9,938   (19,195)    (9,257)
                                                   --------   -------    -------
                                                   $ 39,751   (76,782)   (37,031)
                                                   ========   =======    =======
1998:
  Federal........................................  $(13,121)   11,923     (1,198)
  State..........................................    (4,374)    3,974       (400)
                                                   --------   -------    -------
                                                   $(17,495)   15,897     (1,598)
                                                   ========   =======    =======

    Income tax expense (benefit) amounted to $(37,031) for 1997 (an effective rate of 40%) and $(1,598) for 1998 (an effective rate of 40%). The actual expense (benefit) for both 1997 and 1998 differs from the "expected" tax expense (benefit) for those years (computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes) as follows:

                                                              1997       1998
                                                            --------   --------
Computed "expected" tax expense (benefit).................  $(31,477)   (1,359)
Increase in income taxes resulting from:
  State income taxes, net of federal income tax benefit...    (5,554)     (239)
                                                            --------    ------
                                                            $(37,031)   (1,598)
                                                            ========    ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below:

                                                             1997       1998
                                                           --------   --------
Deferred tax assets:
  Accounts payable.......................................  $ 34,460    22,053
  Accrued expenses.......................................     5,544     9,214
  Bad debt reserve.......................................    24,000    17,304
  Deferred revenue.......................................    32,378    46,174
                                                           --------   -------
      Gross deferred tax asset...........................    96,382    94,745
                                                           --------   -------
Deferred tax liability:
  Accounts receivable....................................   (78,902)  (93,162)
                                                           --------   -------
      Gross deferred tax liabilities.....................   (78,902)  (93,162)
                                                           --------   -------
      Net deferred tax asset.............................  $ 17,480     1,583
                                                           ========   =======

    Management has concluded that it is more likely than not that Caravela will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current tax law to allow for the utilization of the deductible amounts generating the deferred tax asset.

(9) DEFINED CONTRIBUTION PLAN

    Caravela sponsors a 401(k) Plan for all employees meeting certain eligibility requirements. Caravela contributes 35% of the employees' contribution, up to 6% of each employee's eligible compensation. The employer matching contribution was $5,436 and $9,487 in 1997 and 1998, respectively. In addition the plan provides for a voluntary annual profit sharing contribution. Caravela contributed $12,798 in 1997 and $0 in 1998.

(10) COMMITMENTS

    Caravela has entered into several contracts with vendors that provide certain telephone related line access services with various expiration dates. Following are the commitments for each of the two years subsequent to December 31, 1998:

1999........................................................  $32,840
2000........................................................   23,200
                                                              -------
    Total...................................................  $56,040
                                                              =======

(11) SUBSEQUENT EVENT (UNAUDITED)

    Caravela's stockholders have entered into a merger agreement whereby they will exchange all of the shares in the Company to BiznessOnline.com, Inc. (the acquirer) in exchange for cash and shares of common stock of the acquirer concurrent with the consummation of the initial public offering ("IPO") of the common stock of the acquirer. Upon consummation of the offering, the acquirer will become the sole stockholder of Caravela. Subsequent to the acquisition, Caravela will merge into a subsidiary of the acquirer.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Global 2000 Communications, Inc.:

    We have audited the accompanying balance sheet of Global 2000
Communications, Inc. (Global 2000) as of December 31, 1998, and the related statements of income, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of Global 2000 management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global 2000
Communications, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Providence, Rhode Island
January 31, 1999

                        GLOBAL 2000 COMMUNICATIONS, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998

ASSETS

Current assets:
  Cash and cash equivalents.................................  $260,131
  Accounts receivable--trade, net of allowance for doubtful
    accounts of $18,000.....................................   114,952
                                                              --------
      Total current assets..................................   375,083
                                                              --------
Property and equipment, net (note 3)........................   243,035
Other assets, net...........................................     4,418
                                                              --------
      Total assets..........................................  $622,536
                                                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt (note 6).............  $  7,288
  Obligations under capital lease (note 4)..................     3,846
  Accrued expenses..........................................    64,615
  Deferred revenue..........................................   258,268
                                                              --------
      Total current liabilities.............................   334,017

Long-term liabilities:
  Long-term debt, excluding current maturities (note 6).....    96,496
                                                              --------
      Total liabilities.....................................   430,513
                                                              --------
Stockholders' equity:
  Common stock, no par value; 200 shares authorized, issued
    and outstanding                                             27,500
  Retained earnings.........................................   164,523
                                                              --------
      Total stockholders' equity............................   192,023
                                                              --------
      Total liabilities and stockholders' equity............  $622,536
                                                              ========

                See accompanying notes to financial statements.

                        GLOBAL 2000 COMMUNICATIONS, INC.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                 1997        1998
                                                              ----------   ---------
Revenues....................................................  $1,108,980   1,738,613
                                                              ----------   ---------
Operating expenses:
  Connectivity and operations (note 5)......................     809,374     927,769
  Sales and marketing.......................................      71,513     366,229
  General and administrative (note 7).......................      76,640     114,105
  Depreciation and amortization.............................      43,690      58,672
                                                              ----------   ---------
      Total operating expenses..............................   1,001,217   1,466,775
                                                              ----------   ---------
      Operating income......................................     107,763     271,838
Other income (expense), net:
  Interest and other income.................................       2,836       2,938
  Loss on disposal of equipment.............................     (10,338)    (21,431)
  Interest expense..........................................     (14,375)    (13,573)
                                                              ----------   ---------
      Total other income (expense), net.....................     (21,877)    (32,066)
                                                              ----------   ---------
      Net income............................................  $   85,886     239,772
                                                              ==========   =========
Net income per share--basic and diluted.....................  $   429.43    1,198.86
                                                              ==========   =========
Weighted average shares outstanding--basic and diluted......         200         200
                                                              ==========   =========

                See accompanying notes to financial statements.

                        GLOBAL 2000 COMMUNICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                        TOTAL
                                                               COMMON    RETAINED   STOCKHOLDERS'
                                                               STOCK     EARNINGS      EQUITY
                                                              --------   --------   -------------
Balance at December 31, 1996................................  $27,500      25,865       53,365
  Distributions to shareholders.............................    --        (81,000)     (81,000)
  Net income................................................    --         85,886       85,886
                                                              -------    --------     --------
Balance at December 31, 1997................................   27,500      30,751       58,251
  Distributions to shareholders.............................    --       (106,000)    (106,000)
  Net income................................................    --        239,772      239,772
                                                              -------    --------     --------
Balance at December 31, 1998................................  $27,500     164,523      192,023
                                                              =======    ========     ========

                See accompanying notes to financial statements.

                        GLOBAL 2000 COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997        1998
                                                              ---------   --------
Cash flows from operating activities:
  Net income................................................  $  85,886    239,772
                                                              ---------   --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     43,690     58,672
    Net realized loss (gain) on investment..................       (694)     1,535
    Loss on disposal of property and equipment..............     10,338     21,431
    Changes in net assets and liabilities:
      Decrease (increase) in accounts receivable--trade.....    (64,271)    12,488
      Increase in other assets..............................     (1,360)    (1,988)
      Decrease in trade accounts payable....................     (9,964)       (75)
      Increase (decrease) in accrued expenses...............     39,807     (5,110)
      Increase in deferred revenue..........................     70,790     41,014
                                                              ---------   --------
        Net cash provided by operating activities...........    174,222    367,739
                                                              ---------   --------
Cash flows from investing activities:
  Proceeds from sale of investments.........................     36,384     25,614
  Acquisition of property and equipment.....................    (38,147)  (103,938)
  Proceeds from disposal of fixed assets....................     13,800      --
  Purchases of investments..................................    (52,174)   (10,656)
                                                              ---------   --------
      Net cash used in investing activities.................    (40,137)   (88,980)
                                                              ---------   --------
Cash flows from financing activities:
  Principal payments under capital lease obligations........     (8,049)   (10,090)
  Distributions to shareholders.............................    (81,000)  (106,000)
  Repayments of long-term debt..............................    (23,078)    (7,288)
                                                              ---------   --------
        Net cash used in financing activities...............   (112,127)  (123,378)
                                                              ---------   --------
        Net increase in cash and cash equivalents...........     21,958    155,381
Cash and cash equivalents at beginning of year..............     82,792    104,750
                                                              ---------   --------
Cash and cash equivalents at end of year....................  $ 104,750    260,131
                                                              =========   ========
Supplemental disclosures of cash flow information:
  Interest of $14,375 and $13,573 was paid in 1997 and 1998, respectively.
  Global 2000 incurred a capital lease obligation of $17,000 in connection with an acquisition of equipment in 1997.

                See accompanying notes to financial statements.

                        GLOBAL 2000 COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

(1) NATURE OF OPERATIONS

    Global 2000 Communications, Inc. ("Global 2000") was incorporated in New York State in 1994. Global 2000 is a regional provider of Internet access and offers a broad spectrum of Internet access services to both individual and business customers ranging from dial-up services to continuous access services using dedicated telephone connections and Web hosting services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts, that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    (B) REVENUE RECOGNITION

    Global 2000 recognizes revenue when services are provided. Services are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the period of service.

    (C) CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, Global 2000 considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

    (D) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided for using the straight line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from three to forty years. Global 2000 leases certain of its computer and telecommunications equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over shorter of their useful life or the lease term.

    (E) INCOME TAXES

    As a subchapter S corporation, Global 2000's income is taxed at the stockholder level, except for certain business income taxes, therefore, no income tax provision has been included in the financial statements.

    (F) ADVERTISING COSTS

    Global 2000 incurs advertising costs associated with the marketing of its services. These costs of advertising are expensed as incurred. Advertising expense totaled $71,513 and $366,229 for the years ended December 31, 1997 and 1998, respectively.

    (G) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    (H) EARNINGS PER SHARE

    Global 2000 adopted the provisions of SFAS No. 128, "Earnings per Share," on January 1, 1998. This statement requires the presentation of basic and diluted earnings per share for all periods presented. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1998

Computer, telecommunications and office equipment...........  $238,153
Software....................................................     9,730
Leasehold Improvements......................................   100,361
                                                              --------
                                                               348,244
Less accumulated depreciation...............................   105,209
                                                              --------
Property and equipment, net.................................  $243,035
                                                              ========

    Depreciation expense for the years ended December 31, 1997 and 1998 was $43,650 and $58,672, respectively. Estimated useful lives used in the calculation of depreciation by major category of property and equipment are as follows:

Computer, telecommunications and office equipment...........  3-7 years
Software....................................................  3 years
Leasehold improvements......................................  30-40 years

(4) LEASES

    Global 2000 leases computer and telecommunications equipment under a capital lease agreement that is due to expire on May 1, 1999. At December 31, 1998, the gross amount of equipment under capital leases was $17,000 with accumulated amortization of $13,460. Amortization of assets held under capital lease is included with depreciation expense.

    Global 2000 also has several operating leases, primarily for office equipment, with expiration dates through July 1, 2000. See note 5 for information regarding rental of office space.

    Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998 are as follows:

                                                              OPERATING
YEAR ENDED DECEMBER 31:                                        LEASES
-----------------------                                       ---------
        1999................................................   $30,150
        2000................................................     8,775
                                                               -------
        Total minimum lease payments........................   $38,925
                                                               =======

(5) RELATED PARTY TRANSACTIONS

    Global 2000 rents office space from two of its primary shareholders on a month-to-month basis. Rent expense in 1997 and 1998 was $6,000 and $21,000, respectively.

(6) NOTE PAYABLE

    The note payable is owed to a financial institution. The note bears interest equal to the financial institution's base rate plus 2% per annum and is payable in monthly installments of $1,483, including interest through June 1, 2001, when payment will be made for the entire unpaid principal balance and any accrued interest. Maturities for the next three years are as follows: 1999--$7,288; 2000--$8,050 and 2001--$88,446.

(7) RETIREMENT PLAN

    Employees of Global 2000 with at least three years of service are included, on a voluntary basis, in a contributory defined contribution pension plan administered by Global 2000. The plan is a single-employer pension plan. Contributions by Global 2000 totaled $39,648 and $53,535 for 1997 and 1998, respectively.

(8) COMMITMENTS

    Global 2000 has entered into several contracts with vendors that provide certain telephone related line access services with various expiration dates. Following are the commitments for each of the two years subsequent to December 31, 1998:

1999........................................................  $ 68,632
2000........................................................    64,632
                                                              --------
    Total...................................................  $133,264
                                                              ========

(9) SUBSEQUENT EVENT

    Global 2000 was acquired by BiznessOnline.com, Inc. (the acquirer) on January 31, 1999 in exchange for a note of $580,000 payable at the Initial Public Offering (IPO) of the acquirer and $2,720,000 payable in shares of common stock of the acquirer subject to adjustment at the IPO closing based on the IPO price per share. Upon consummation of the agreement, the acquirer became the sole stockholder of Global 2000. Subsequent to the acquisition, Global 2000 was merged into a subsidiary of the acquirer.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
Ulsternet, Inc.:

    We have audited the accompanying balance sheet of Ulsternet, Inc. (Ulsternet) as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of Ulsternet's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ulsternet, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Providence, Rhode Island
January 25, 1999

                                ULSTERNET, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998

ASSETS

Current assets:
  Cash......................................................  $  1,258
  Accounts receivable, net of allowance for doubtful
    accounts of $3,000......................................     5,530
  Prepaid expenses..........................................     4,971
                                                              --------
      Total current assets..................................    11,759
                                                              --------
Property and equipment, net (note 3)
  Computer and telecommunications equipment.................   220,984
  Less accumulated depreciation.............................   144,526
                                                              --------
      Net property and equipment............................    76,458
                                                              --------
      Total assets..........................................  $ 88,217
                                                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt (note 4).............  $  8,905
  Current installments of obligations under capital leases
    (note 3)................................................    27,698
  Accounts payable..........................................    12,843
  Accrued expenses..........................................       710
  Deferred revenue..........................................   105,358
                                                              --------
      Total current liabilities.............................   155,514

Long-term liabilities:
  Long-term debt, excluding current maturities (note 4).....    11,271
  Obligations under capital leases, excluding current
    installments (note 3)...................................    13,934
                                                              --------
      Total liabilities.....................................   180,719
                                                              --------
Stockholders' equity (deficit) (note 5):
  Common stock, no par value; 200 shares authorized, 94
    shares issued and outstanding...........................    10,200
  Accumulated deficit.......................................  (102,702)
                                                              --------
      Total stockholders' deficit...........................   (92,502)
                                                              --------
      Total liabilities and stockholders' deficit...........  $ 88,217
                                                              ========

                 See accompanying notes to financial statements

                                ULSTERNET, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997       1998
                                                              --------   --------
Revenues....................................................  $318,630   604,419
                                                              --------   -------
Operating expenses:
  Connectivity and operations...............................   290,309   491,327
  Sales and marketing.......................................     4,377     6,136
  General and administrative................................     2,536    15,336
  Depreciation and amortization.............................    39,224    58,231
                                                              --------   -------
      Total operating expenses..............................   336,446   571,030
                                                              --------   -------
      Operating income (loss)...............................   (17,816)   33,389
Interest expense............................................    (8,480)   (9,784)
                                                              --------   -------
      Net income (loss).....................................  $(26,296)   23,605
                                                              ========   =======
Net income (loss) per share--basic and diluted..............  $(279.74)   251.12
                                                              ========   =======
Weighted average shares outstanding--basic and diluted......        94        94
                                                              ========   =======

                See accompanying notes to financial statements.

                                ULSTERNET, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                           TOTAL
                                                                                       STOCKHOLDERS'
                                                               COMMON    ACCUMULATED      EQUITY
                                                               STOCK       DEFICIT       (DEFICIT)
                                                              --------   -----------   -------------
Balance at December 31, 1996................................  $ --           --            --
  Capital Contributions.....................................   10,200        --            10,200
  Distributions.............................................    --          (54,688)      (54,688)
  Net loss..................................................    --          (26,296)      (26,296)
                                                              -------      --------       -------
Balance at December 31, 1997................................   10,200       (80,984)      (70,784)
  Distributions.............................................    --          (45,323)      (45,323)
  Net income................................................    --           23,605        23,605
                                                              -------      --------       -------
Balance at December 31, 1998................................  $10,200      (102,702)      (92,502)
                                                              =======      ========       =======

                See accompanying notes to financial statements.

                                ULSTERNET, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                1997       1998
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(26,296)   23,605
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    39,224    58,231
    Changes in net assets and liabilities:
      Decrease (increase) in accounts receivable............    (6,645)    1,115
      Increase in prepaid expenses..........................     --       (4,971)
      Increase in accounts payable..........................     7,413     5,430
      Increase in accrued expenses..........................       325       385
      Increase in deferred revenue..........................    82,944    22,414
                                                              --------   -------
        Net cash provided by operating activities...........    96,965   106,209
                                                              --------   -------
Cash flows from investing activities:
  Capital expenditures......................................   (55,344)  (31,860)
                                                              --------   -------
        Net cash used in investing activities...............   (55,344)  (31,860)
                                                              --------   -------
Cash flows from financing activities:
  Capital contributions.....................................    10,200     --
  Proceeds from long-term debt..............................    40,524     --
  Distributions to stockholders.............................   (54,688)  (45,323)
  Principal payments under capital lease obligations........   (18,806)  (26,271)
  Repayments of long-term debt..............................   (12,298)   (8,050)
                                                              --------   -------
        Net cash used in financing activities...............   (35,068)  (79,644)
                                                              --------   -------
        Net increase (decrease) in cash.....................     6,553    (5,295)
Cash at beginning of year...................................     --        6,553
                                                              --------   -------
Cash at end of year.........................................  $  6,553     1,258
                                                              ========   =======
Supplemental cash flow information:
  Ulsternet paid $8,480 and $9,784 in interest in 1997 and
    1998, respectively.
Non-cash financing activities:
  Capital lease obligations of $49,703 and $21,883 were incurred in 1997 and
    1998, respectively.

                See accompanying notes to financial statements.

                                ULSTERNET, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

(1) NATURE OF OPERATIONS

    Ulsternet, Inc. ("Ulsternet") was incorporated on November 7, 1996. Ulsternet is a provider of Internet access and offers a broad spectrum of Internet access services to both individual and business customers ranging from dial-up services to continuous access services using dedicated telephone connections and Web hosting services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and provisions for sales credits, that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    (B) REVENUE RECOGNITION

    Ulsternet recognizes revenue when services are provided. Services are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the service period.

    (C) CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, Ulsternet considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    (D) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets for property and equipment. The estimated useful lives of the assets range from three to five years. Ulsternet leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the lease term.

    (E) INCOME TAXES

    As a subchapter S corporation, Ulsternet's income is taxed at the stockholder level, therefore except for certain local business income taxes, no income tax provision has been included in the financial statements.

    (F) ADVERTISING COSTS

    Ulsternet incurs advertising costs associated with the marketing of its services. These costs of advertising are expensed as incurred. Advertising expense totaled $1,387 and $1,016 for the years ended December 31, 1997 and 1998, respectively.

    (G) IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    (H) EARNINGS PER SHARE

    Ulsternet adopted the provisions of SFAS No. 128, "Earnings per Share," on December 31, 1997. This statement requires the presentation of basic and diluted earnings per share for all periods presented. There were no common stock equivalents outstanding for any of the periods presented; accordingly, basic and fully diluted earnings per share are the same.

(3) LEASES

    Ulsternet leases certain equipment under capital lease agreements that expire at various dates through July 2001. At December 31, 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

Computer and telecommunications equipment...................  $91,930
Less accumulated amortization...............................   43,577
                                                              -------
                                                              $48,353
                                                              =======

    Ulsternet has one operating lease for office space on a month-to-month basis. Rental expense for the operating lease during 1997 and 1998 was $3,600 and $5,100, respectively.

    Future minimum lease payments under capital and operating leases as of December 31, 1998 are as follows:

                                                              CAPITAL
YEAR ENDED DECEMBER 31:                                        LEASES
-----------------------                                       --------
        1999................................................  $30,554
        2000................................................   12,974
        2001................................................    1,647
                                                              -------
        Total minimum lease payment.........................   45,175
        Less amount representing interest (at 10%)..........    3,543
                                                              -------
        Present value of minimum capital lease payments.....   41,632
        Less current installments of obligations under
          capital leases....................................   27,698
                                                              -------
        Obligations under capital leases, excluding current
          installments......................................  $13,934
                                                              =======

(4) LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1998:

Note payable to a bank in monthly installments of $430,
  including interest at 10.5%, due January 2002, secured by
  equipment.................................................  $13,417
Note payable to a bank in monthly installments of $476,
  including interest at 11%, due May 2000, secured by
  personal property.........................................    6,759
                                                              -------
  Total long-term debt......................................   20,176
  Less current maturities...................................    8,905
                                                              -------
  Long-term debt, excluding current maturities..............  $11,271
                                                              =======

    Maturities for the next three years are as follows: 1999--$8,905; 2000--$6,569 and 2001--$4,702.

(5) DISTRIBUTIONS TO STOCKHOLDERS

    Ulsternet is a cash-basis, subchapter S corporation for federal income tax purposes. As such, income or loss is measured on the cash basis of accounting for tax purposes and distributions are made based on those results. (For financial statement purposes, Ulsternet is on the accrual method of accounting.) The distributions made to date do not exceed Ulsternet's income tax basis and therefore have been reflected as charges to accumulated deficit for financial statement purposes rather than as returns of capital stock.

(6) COMMITMENTS

    Ulsternet has entered into several contracts with vendors that provide certain telephone related line access services. The contracts have various expiration dates, through 2002. Following are the commitments for each of the four years subsequent to December 31, 1998:

1999........................................................  $104,625
2000........................................................    34,985
2001........................................................    33,078
2002........................................................    11,026
                                                              --------
    Total...................................................  $183,714
                                                              ========

(7) SUBSEQUENT EVENT (UNAUDITED)

    Ulsternet's stockholders have entered into a merger agreement whereby they will exchange their shares in the Company to BiznessOnline.Com, Inc. (acquirer) in exchange for cash and shares of common stock of the acquirer concurrent with the consummation of the initial public offering ("IPO") of the common stock of the acquirer. Upon consummation of the offering, the acquirer will become the sole stockholder of Ulsternet. Subsequent to the acquisition, Ulsternet will merge into a subsidiary of the acquirer.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BIZNESSONLINE.COM, INC.

                                                       By:              /s/ MARK E. MUNRO
                                                            -----------------------------------------
                                                                          Mark E. Munro
                                                                    CHAIRMAN OF THE BOARD AND
Date: March 29, 2000                                                 CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board and
                  /s/ MARK E. MUNRO                      Chief Executive Officer
     -------------------------------------------         (Principal Executive         March 29, 2000
                    Mark E. Munro                        Officer)

                                                       Vice President and Chief
               /s/ DANIEL J. SULLIVAN                    Financial Officer
     -------------------------------------------         (Principal Financial and     March 29, 2000
                 Daniel J. Sullivan                      Accounting Officer)

                 /s/ S. KEITH LONDON
     -------------------------------------------       Executive Vice President       March 29, 2000
                   S. Keith London                       and Director

                   /s/ JOHN FRASER
     -------------------------------------------       Director                       March 29, 2000
                     John Fraser

                 /s/ JOSEPH LUCIANO
     -------------------------------------------       Director                       March 29, 2000
                   Joseph Luciano

                  /s/ ROBERT BYRNE
     -------------------------------------------       Director                       March 29, 2000
                    Robert Byrne

                  /s/ DAVID CONBOY
     -------------------------------------------       Director                       March 29, 2000
                    David Conboy

                                 EXHIBIT INDEX

EXHIBIT
NUMBERS                         DESCRIPTION OF EXHIBIT
-------      ------------------------------------------------------------
  3.1        Certificate of Incorporation of Registrant (Filed as
             Exhibit 3.1 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

  3.2        Certificate of Amendment to Certificate of Incorporation of
             Registrant (Filed as Exhibit 3.2 to the Registrant's
             Registration Statement on Form SB-2, File No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

  3.3        Certificate of Designation of Registrant (Filed as
             Exhibit 3.3 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

  3.4        Certificate of Amendment to Certificate of Incorporation of
             Registrant (Filed as Exhibit 3.4 to the Registrant's
             Registration Statement on Form SB-2, File No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

  3.5        Certificate of Amendment to Certificate of Incorporation of
             Registrant (Filed as Exhibit 3.5 to the Registrant's
             Registration Statement on Form SB-2, File No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

  3.6        By-Laws of Registrant (Filed as Exhibit 3.6 to the
             Registrant's Registration Statement on Form SB-2, File
             No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

  4.1        Specimen Common Stock Certificate of Registrant (Filed as
             Exhibit 4.1 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

 10.1        Merger Agreement among the Company, Insite Internet I
             Acquisition Company, Global 2000 Communications, Inc.
             ("Global") and the shareholders of Global (Filed as Exhibit 10.1 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

 10.2        Merger Agreement among the Company, Insite Internet II
             Acquisition Company, Borg Internet Services, Inc. ("Borg") and the shareholders of Borg (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, File
             No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

 10.3        Merger Agreement among the Company, Insite Internet IV
             Acquisition Company, Ulsternet, Inc. ("Ulsternet") and the shareholders of Ulsternet (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, File
             No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

 10.4        Merger Agreement among the Company, Insite Internet V
             Acquisition Company, Caravela Software, Inc. ("Caravela") and the shareholders of Caravela (Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, File
             No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

 10.5 Stock Purchase Agreement among the Company and the shareholders of AlbanyNet, Inc. (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2, File
             No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

EXHIBIT
NUMBERS                         DESCRIPTION OF EXHIBIT
-------      ------------------------------------------------------------
 10.6*       Employment Agreement with Mark E. Munro (Filed as
             Exhibit 10.6 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

 10.7*       Employment Agreement with S. Keith London (Filed as
             Exhibit 10.7 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

 10.8*       Employment Agreement with Daniel J. Sullivan (Filed as
             Exhibit 10.8 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

 10.9*       1999 Stock Incentive Plan (Filed as Exhibit 10.9 to the
             Registrant's Registration Statement on Form SB-2, File
             No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

 10.10*      Form of Incentive stock Option Agreement for 1999 Incentive
             Stock Option Plan (Filed as Exhibit 10.10 to the
             Registrant's Registration Statement on Form SB-2, File
             No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

 10.11*      Form of Non-Qualified Stock Option Agreement for 1999 Stock
             Incentive Plan (Filed as Exhibit 10.11 to the Registrant's
             Registration Statement on Form SB-2, File No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

 10.12*      1999 Non-Employee Director Stock Incentive Plan (Filed as
             Exhibit 10.12 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

 10.13*      Form of Non-Qualified Stock Option Agreement for 1999
             Non-Employee Director Stock Incentive Plan (Filed as
             Exhibit 10.13 to the Registrant's Registration Statement on
             Form SB-2, File No. 333-73067, as declared effective on
             May 11, 1999, and incorporated herein by reference).

 10.14       Asset Purchase Agreement among Insite Internet III
             Acquisition Co., Inc., Ascent Internet Holdings, Inc. and the stockholder of Ascent (Filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 15, 1999, and incorporated herein by reference).

 10.15       Asset Purchase Agreement among the Company, Insite Internet
             VI Acquisition Co., Inc., WebWay LLC and the members of
             WebWay (Filed as Exhibit 10.15 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 15, 1999, and incorporated herein by reference).

 10.16       Merger Agreement among the Company, BOL Acquisition
             Co. I, Inc., Infoboard, Inc. and the Stockholder of
             Infoboard (Filed as Exhibit 10.16 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999, as filed on November 15, 1999, and incorporated herein by reference).

 10.17       Merger Agreement among the Company, BOL Acquisition
             Co. V, Inc., NECAnet, Inc., New England Computer
             Associates, Inc. and the Stockholders of NECAnet and New
             England Computer Associates dated December 14, 1999.

 10.18       Asset Purchase Agreement among the Company, BOL Acquisition
             Co. VII, Inc., Cyberzone, LLC and the members of Cyberzone dated December 13, 1999.

EXHIBIT
NUMBERS                         DESCRIPTION OF EXHIBIT
-------      ------------------------------------------------------------
 10.19       Merger Agreement among the Company, BOL Acquisition
             Co. X, Inc., Prime Communication Systems, Incorporated and
             the Stockholders of Prime dated December 28, 1999.

 10.20 Nontransferable Common Stock Purchase Warrant of the Company in favor of The Research Works, Inc. dated October 27, 1999

 10.21       Letter Agreement between the Company and Neidiger Tucker
             Bruner, Inc. dated October 27, 1999

 10.22*      Employment Agreement with Anthony Bruno dated as of May 22,
             1999, as amended by the First Amendment to Employment
             Agreement, dated as of May 22, 1999.

 10.23* First Amendment to Employment Agreement with Anthony Bruno, dated as of February 1, 2000.

 10.24*      First Amendment to Employment Agreement with Daniel J.
             Sullivan, dated as of February 1, 2000.

 10.25       Merger Agreement among the Company, BOL Acquisition
             Co. II, Inc., Telesupport, Inc., and the Stockholders of
             Telesupport dated December 5, 1999

 10.26       Asset Purchase Agreement among the Company, BOL Acquisition
             Co. III, Inc., Telecon Communications, Corp. and the stockholders of Telecon Communications, Corp. dated
             December 5, 1999

 10.27       Letter Agreement between the Company and Prudential
             Securities Incorporated dated March 15, 2000

 10.28 Credit Facility Agreement among the Company and each of its direct and indirect Subsidiaries and MCG Finance Corporation dated March 16, 2000

 10.29 Term Loan Note of the Company and each of its direct and indirect Subsidiaries in favor of MCG Finance Corporation dated March 16, 2000

 10.30       Master Security Agreement, Collateral Assignment and Equity
             Pledge among the Company and each of its direct and indirect
             Subsidiaries and MCG Finance Corporation dated March 16,
             2000

 10.31       Warrant Agreement between the Company and MCG Finance
             Corporation dated March 16, 2000

 10.32 Escrow And Account Collateral Agreement among the Company and each of its direct and indirect Subsidiaries, Riggs
             Bank, N.A. and MCG Finance Corporation dated March 16, 2000

 10.33 Intellectual Property Security Agreement between the Company and MCG Finance Corporation dated March 16, 2000

 10.34       Intellectual Property Security Agreement between Caravela
             Software, Inc. and MCG Finance Corporation dated March 16,
             2000

 10.35       Intellectual Property Security Agreement between Global 2000
             Communications, Inc. and MCG Finance Corporation dated
             March 16, 2000

 10.36       Intellectual Property Security Agreement between
             Infoboard, Inc. and MCG Finance Corporation dated
             March 16, 2000

 10.37       Letter Agreement between the Company and Waller Capital
             Corporation dated March 17, 2000

 11.1        Calculation of Earnings per share

EXHIBIT
NUMBERS                         DESCRIPTION OF EXHIBIT
-------      ------------------------------------------------------------
 21.1        Subsidiaries of the registrant

 23.1        Consent of KPMG, LLP, Independent Auditors

 27.1        Financial Data Schedule

------------------------

*   Management contract or compensatory plan or arrangement.