Form 10-Q
period 2000-03-31
BIZNESS ONLINE COM
filed 2000-05-15
CIK 1079406

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _________________

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

                                  1720 ROUTE 34
                                  P.O. BOX 1347
                             WALL, NEW JERSEY 07719
                                 (732) 280-6408
                              (732) 280-6409 (FAX)
        (Address and telephone number of principal executive offices and principal place of business including zip code and area code)

                            ------------------------

                                      NONE
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].


         The number of shares outstanding of the Registrant's Common Stock as of May 5, 2000 was 9,039,338.

                             BiznessOnline.com, Inc.
             Form 10-Q For the Quarterly Period Ended March 31, 2000

Index

Part I. - Financial Information

     Item 1       Condensed Consolidated Balance Sheets as of
                  March 31, 2000 (unaudited) and December 31, 1999...........................        3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2000 and 1999 (unaudited).............        4

                  Condensed Consolidated Statement of Cash Flows
                  for the Three  Months Ended March 31, 2000 and 1999 (unaudited)............        5

                  Condensed Consolidated Statement of Stockholder's Equity..... .............        6
                  for the Three Months Ended March 31, 2000 (unaudited)

                  Notes to Condensed Consolidated Financial Statements.......................        7

     Item 2       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................        8

     Item 3       Quantitative and Qualitative Disclosures About Market Risk.................        11

Part II. - Other Information.................................................................        12

     Item 2       Changes in Securities and Use of Proceeds..................................        12

     Item 6       Exhibits and Reports on Form 8-K...........................................        13

Signature....................................................................................        14

Exhibit Index................................................................................        15

                         PART I - FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                             BiznessOnline.com, Inc.

                      Condensed Consolidated Balance Sheets

                        (In thousands, except share data)


                                                           March 31,                    December 31,
                                                             2000                           1999
                                                          -----------                   ------------
                                                          (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                             $  5,476                      $  7,481
     Accounts receivable, net of allowance for
     bad debts of $487 and $482, respectively                 4,031                         1,274
     Prepaid expenses and other current assets                  858                           380
                                                           ----------                    ----------
     Total current assets                                    10,365                         9,135

Property and equipment, net                                   6,849                         5,727
Goodwill and intangibles, net                                45,107                        32,331
Other assets                                                    146                            69
                                                           ----------                    ----------
Total assets                                               $ 62,467                      $ 47,262
                                                           ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt                  $      -                      $     23
     Current portion of obligations under capital leases        168                           183
     Accounts payable                                          2,499                        2,345
     Income tax payable                                           61                          109
     Accrued expenses                                          2,442                        1,847
     Deferred revenue                                          2,180                        1,610
                                                            ----------                    ---------
Total current liabilities                                      7,350                        6,117

Long term debt, net of current portion                         9,646                            6
Capital leases, net of current portion                            81                           89
                                                            ----------                    ---------

Total liabilities                                             17,076                        6,212

Stockholders' equity:
     Preferred stock                                               -                            -
     Common stock                                                 90                           86
     Additional paid in capital                               52,863                       45,145
     Accumulated deficit                                     ( 7,563)                     ( 4,181)
                                                             ----------                   ---------

Total stockholders' equity                                     45,390                      41,050
                                                            -----------                 -----------
Total liabilities and stockholders' equity                  $  62,467                   $  47,262
                                                            ===========                 ===========



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                 (In thousands, except share and per share data)


                                                      Three Months Ended
                                                           March 31,
                                                     2000                     1999
                                               ----------------         -----------------
Revenues                                         $   4,077                $    424
Costs and expenses:
     Connectivity and operations                     3,359                     141
     Sales and marketing                             1,087                     148
     General and administrative                        779                     147
     Depreciation                                      405                      25
     Amortization                                    1,739                     102
                                                ----------                 --------
     Total costs and expenses                        7,369                     563
                                                ----------                 --------

     Loss from operations                          ( 3,292)                (   139)

Interest income, net                                     4                 (     1)
                                                ----------                 ---------

Loss before income taxes                           ( 3,288)                (   140)

Income taxes                                            94                       -
                                                -----------                ---------


Net loss                                           $( 3,382)              $(   140)
                                                ===========               ==========


Net loss per share, basic and fully diluted        $(  0.39)              $(  0.04)
Weighted average shares outstanding,
basic and fully diluted                           8,614,297              3,325,497

See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)




                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2000               1999
                                                                               ----               ----

Net loss                                                                    $ (  3,382)           $(  140)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                               2,144                127
     Changes in net assets and liabilities:
         Increase in accounts receivable-trade                                 (   275)             (  48)
         Increase in other current assets                                      (   225)                 -
         Change in accounts payable                                            (   476)                62
         Change in accrued expenses                                                318             (   50)
         Decrease in income taxes payable                                      (    48)                 -
         Change in deferred revenue                                                193             (   15)
                                                                               --------            ------
                  Net cash used by operating activities                        ( 1,751)            (   64)
                                                                               --------            ------
Cash flows from investing activities:
     Capital expenditures                                                      ( 1,003)            (   16)
     Change in other assets                                                    (     3)                 -
     Acquisition of businesses, net of cash acquired                           (13,849)               142
                                                                               -------             ------
         Net cash (used in) investing activities                               (14,855)               126
                                                                               -------             ------
Cash flows from financing activities:
     Proceeds from sale of preferred stock                                           -                250
     Proceeds from line of credit                                                    -                100
     Repayments of capital lease obligations                                   (    23)                 -
     Repayment of long term debt                                               (    29)                 -
     Increase in deferred costs                                                      -            (   387)
     Proceeds from issuance of long term debt                                   14,653                  -
                                                                               --------           -------
         Net cash from financing activities                                     14,601            (    37)
                                                                               --------           -------
Net change in cash                                                             ( 2,005)                25
Cash at beginning of period                                                      7,481                148
                                                                              --------            -------
Cash at end of period                                                         $  5,476            $   173
                                                                              ========            =======
Cash paid for interest                                                        $      3            $     1
Income taxes paid                                                                  142                  -

Non - cash investing and financing
     Issuance of common stock for acquisitions                                $  2,386             $2,584
     Issuance of common stock and warrants in connection
     with issuance of long term debt                                             5,336                  -
     Issuance of note payable                                                        -                580



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                        (In thousands, except share data)
                        Three Months Ended March 31, 2000





                                 COMMON STOCK         PREFERRED STOCK                                        Total
                                 ------------         ---------------        Additional       Accumulated    Stockholders'
                                SHARES      AMOUNT    SHARES    AMOUNT    Paid In Capital      Deficit       EQUITY
                                ------      ------    ------    ------    ---------------      -------       ------

Balance December 31, 1999     8,609,574      $ 86         -      $ -        $    45,145         $(4,181)      $41,050

Issuance of shares for debt      71,429         1         -        -                508              -            509

Issuance of warrants for debt         -         -         -        -              4,827              -          4,827

Issuance of common stock for
acquisitions                    358,335         3         -        -              2,383              -          2,386

Net loss                              -         -         -        -                  -          (3,382)     (  3,382)
                              ---------     -----        ---      ---           -------         -------      -------
Balance March 31, 2000        9,039,338     $  90         -      $  -           $52,863         $(7,563)     $ 45,390
                              =========     =====        ===      ===           =======         =======      ========



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
              Notes to Condensed Consolidated Financial Statements


1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries (hereinafter collectively referred to as the "Company", "we", "our" or "us"). We derive revenue from providing enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, high speed Internet access and dial-up Internet access. Also, as a result of our acquisition of Telecon Communications Corp. on March 31, 2000, we now resell local and long distance telephone service in New York and we intend to resell local and long distance telephone services in other markets pending local regulatory approvals. Prior to the acquisition of Telecon, we operated in one business segment. With the acquisition of Telecon, we now operate, two business segments. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2)   Initial Public Offering, Acquisitions, Debt

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

On May 17, 1999, we completed the sale of 2,900,000 shares of common stock in our initial public offering for gross proceeds of $29,000,000, before underwriting discounts and offering expenses. The net proceeds after underwriter discounts and commissions and offering costs were approximately $24,645,000. Simultaneously with the closing of the public offering, all 70,000 shares of Series A Preferred Stock outstanding were converted into 61,250 shares of common stock. Also, on May 17, 1999 we completed the acquisition of four Internet service providers as described in the final prospectus for the initial public offering which was filed with the Securities and Exchange Commission on May 12, 1999, for an aggregate of 510,000 shares of common stock and the aggregate payment of $5,730,000 in cash.

On July 30, 1999, we acquired substantially all the assets of a sole proprietorship including all the capital stock of an affiliate of the proprietorship, Ascent Internet Holdings, Inc., which together conduct business as an Internet service provider under the name Ascent Networking in Norwich, New York, for $1,050,000 in cash. Based on the operating results of Ascent Networking during 1999, we will pay an additional $177,000 during the second quarter of 2000.

On August 18, 1999, we acquired all the assets of a limited liability corporation, WebWay LLC., a web application service provider located in Albany, New York, for 200,046 shares of common stock and the payment of $830,000 in cash.

 On September 30, 1999, we acquired Infoboard, Inc., a web hosting company, located in Lynn, Massachusetts, for 228,462 shares of common stock and the payment of $1,380,000 in cash.

On December 14, 1999, we acquired substantially all of the assets of Cyberzone, LLC, an Internet service provider located in Hartford, Connecticut for 271,904 shares of common stock and the payment of $1,752,150 in cash. Based on the operating results of Cyberzone during 1999, we will issue an additional 13,349 shares of common stock and pay an additional $98,000 in cash during the second quarter of 2000.

On December 15, 1999, we acquired all of the shares of NECAnet, Inc., an Internet service provider located in Storrs, Connecticut for 298,726 shares of common stock and the payment of $1,575,000 in cash.

On December 29, 1999, we acquired all the shares of Prime Communication Systems, Incorporated, an Internet service provider located in Amherst, New York for 720,000 shares of common stock and the payment of $1,200,000 in cash. We have also agreed to pay an additional amount based on revenue and profitability for the first six months of 2000. The amount is 2.5 times revenue over $1.4 million, provided EBITDA is greater than 35% of revenue.

On March 31, 2000, we acquired all the assets and assumed substantially all the liabilities of Telecon Communications Corp., a competitive local exchange carrier based in Johnstown, New York, for the payment of $14,815,000 in cash.

Also, on March 31, 2000, we acquired all the shares of Telesupport, Inc., an Internet service provider located in Johnstown, New York for 358,335 shares of common stock.

On March 16, 2000, we closed a $15 million senior secured credit facility. We used the proceeds of this facility to fund the cash purchase price of Telecon Communications, Corp. The credit facility is secured by all the assets of BiznessOnline.com and its operating subsidiaries. In connection with such financing, the Lender received certain cash fees and a warrant to purchase 838,779 shares of our common stock at prices of $7.00 per share for 559,185 shares and $12.00 per share for 279,593 shares, subject to certain anti-dilution and other adjustments. The Lender also received 71,429 shares of common stock. The warrants and shares of common stock issued to the lender have been estimated by us to have a value of $5.4 million using the Black-Scholes method of valuation for the warrants, and the value of the shares of common stock issued on the date of issuance. We are in the process of obtaining an independent valuation of these warrants. The calculation of the value of the warrants may be adjusted, if appropriate, upon completion of the valuation process. The fair value of the warrants and shares issued have been recorded as a discount to the related debt. This discount will be accreted as interest expense over the life of the loan. Beginning in May 2001, and each quarter thereafter, the principal amount of the indebtedness is to be repaid using the following schedule:


     May 2001, August 2001, November 2001 and February 2002             3.75% of outstanding principal
     May 2002, August 2002, November 2002 and February 2003             6.25% of outstanding principal
     May 2003, August 2003, November 2003, February 2004,
         May 2004, August 2004, November 2004 and February 2005         7.5% of outstanding principal


In accordance with generally accepted accounting principles, the total purchase price for our acquisitions is allocated on a preliminary basis, on the date of acquisition and reviewed upon completion of valuations as appropriate or resolution of any contingent purchase price adjustment. Pursuant to the purchase method of accounting the excess of purchase price over fair value of net assets acquired is recorded as goodwill and is being amortized over 5 years. A final allocation of purchase price will be determined during 2000 with respect to our acquisitions of Prime Communication Systems, Incorporated, NECAnet, Inc., Telecon Communications Corp. and Telesupport, Inc., and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisitions.

The accompanying financial statements of BiznessOnline.com, Inc. include the operating results of Global 2000 Communications, Inc, since February 1, 1999; the four Internet service providers acquired at the closing of our Initial Public Offering since May 17, 1999; Ascent Networking since July 30, 1999; WebWay, LLC, since August 18, 1999; Infoboard, Inc. since September 30, 1999; NECAnet, Inc. since December 14, 1999; Cyberzone, Inc. since December 15, 1999; and Prime Communication Systems, Incorporated, since December 29, 1999. These financial statements include the balance sheet of Telecon Communications, Corp. and Telesupport, Inc. since since March 31, 2000. The results of operations of Telecon and Telesupport are excluded as the acquisition was effective on the last day of the quarter.

Related Party Transactions
     On February 1, 1999, our Global 2000 Communications, Inc. subsidiary entered into a lease with the director and his wife for approximately 2,000 square feet of office space with a monthly rent of $2,000 plus utilities. The term of the lease is five years although we may terminate this lease at any time upon thirty days prior notice without further liability.

On December 29, 1999, our Prime Communication Systems, Incorporated subsidiary entered into a lease with Prime Business Park, a company partially owned by a shareholder of the Company for approximately 6,780 square feet of office space with a monthly rent of $7,486 plus utilities. The term of the lease is five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This filing contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of BiznessOnline.com, Inc. and members of its management team. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance, and involve uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, reflecting changed assumptions or the occurrence of unanticipated events or changes to future operating results over time.

Introduction

The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in this filing on Form 10-Q.

Overview

We derive Internet access revenues primarily from subscriptions from individuals and small to medium sized businesses for dial-up and dedicated access to the Internet. Subscription fees vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. The subscription rates vary among Internet service providers due to competitive and economic factors. Most of our subscribers pay us by credit card automatically on a monthly basis. In addition, we host commercial and individual web sites and provide commercial web site design services, as well as e-commerce, advertising and interactive web site support. These services are predominantly utilized by small to medium sized businesses looking to establish a presence on the world wide web. We also earn revenue by providing dedicated access services via telephone lines. With the acquisition of Telecon Communications Corp., on March 31, 2000, we now resell local and long distance telephone service in New York and we intend to resell local and long distance telephone service in our other markets pending local regulatory approvals.

Results of Operations

Three Months Ended March 31, 2000

We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000 Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999 in conjunction with our initial public offering, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999, and a web hosting company on September 30, 1999, an Internet service provider on December 14, 1999, an Internet service provider on December 15, 1999, an Internet service provider on December 29, 1999, a competitive local exchange carrier on March 31, 2000 and an Internet service provider on March 31, 2000.

We recorded revenue of $4.1 million during the quarter, an increase of $3.7 million, or 862%, from $.4 million in the first quarter of 1999. The increase was primarily a result of the acquisitions we completed during 1999.

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:


                                                              Quarter Ended
                                                                 March 31
                                                              2000        1999

     Connectivity and operations                              82.3%      33.3%
     Sales and marketing                                      26.7%      35.0%
     General and administrative                               19.1%      34.7%

Connectivity and operations expenses increased $3.2 million, from $.1 million to $3.3 million. The increase was primarily a result of the acquisitions we completed during 1999. The 2000 costs also include approximately $.7 million of costs associated with integrating the combined companies. During the quarter ended March 31, 2000, we expanded our technical service and support staff at our new call center located in Albany, New York in order to provide 24 hour by 7 day customer support and also expanded our operations staff at our data center in Albany, New York.

Sales and marketing expenses increased $.9 million, from $.2 million to $1.1 million. The increase is primarily attributable to the acquisitions we completed during 1999, combined with the 15 new sales people hired during the first quarter of 2000. We are also increasing our advertising expenses as we enter new markets and build a comprehensive sales and marketing team.

General and administrative expenses increased $.6 million, from $.2 million to $.8 million. The increase was primarily a result of the acquisitions we completed during 1999 along with the costs of corporate overhead, which did not have significant operations until the second quarter of 1999. General and administrative costs will continue to increase in order to support our growth, primarily the implementation of a common billing system.

Depreciation expense increased $.4 million, from $25,000 to $.4 million. The increase was a result of the acquisitions completed during 1999 along with the capital equipment purchased during 1999 and the first quarter of 2000. These purchases were related to the integration of the common billing and accounting systems and the building of our data center in Albany, New York. Depreciation expense will continue to increase as our Internet service providers expand their networks to support new and existing subscribers.

Amortization expense increased $1.6 million, from $.1 million to $1.7 million. This increase was a result of an increase in goodwill resulting from the acquisitions completed during 1999. Amortization expense will continue to increase as we acquire additional companies and will vary according to purchase prices and intangible assets. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years.

Interest income, (expense), net

Interest income, net was $4,000 for the quarter ended March 31, 2000, as compared to interest expense, net of $1,000 during the same period of 1999. The difference was a result of interest income earned during 2000 of $112,000, as a result of our cash balances. This amount was offset by interest expense of $108,000 on the debt which we issued during the first quarter of 2000.

Income tax expense for the quarter ended March 31, 2000, which consisted solely of state income taxes, was $94,000. We recorded no income tax expense or benefit for the same period of 1999. We have not recorded any income tax benefit from the non-deductible amortization of goodwill.

Net loss for the quarter ended March 31, 2000 was $3.4 million, or $0.39 per share, as compared to $.1 million, or $0.04 per share during 1999.

Liquidity and Capital Resources

At March 31, 2000, we had $5.5 million of cash and cash equivalents, a decrease of $2.0 million from December 31, 1999. Net cash used by operating activities was $1.8 million. Net cash used for investing activities was $14.6 million, primarily as a result of the acquisitions of Telecon and Telesupport in March 2000. Net cash provided by financing activities was $14.9 million, primarily as a result of establishing a $15 million senior secured credit facility with MCG Finance Corporation on March 16, 2000.

We expect our capital expenditures to increase as our operations continue to expand. It is anticipated that financial resources will be utilized in acquiring additional communications equipment and improvements to technology at our existing data center in Albany, New York and our centers currently under development in Hartford, Connecticut and Amherst, New York, which are expected to be operational by the fourth quarter of 2000. These investments will allow us to better support our current subscribers and newly acquired subscribers.

We believe that our cash flow from operations and the remaining proceeds from our initial public stock offering, which was completed on May 17, 1999, will provide the cash required to fund existing operations through the remainder of the fiscal year. However, we intend to pursue our strategy of acquiring additional Internet service providers, web hosts, competitive local exchange carriers, and e-commerce service companies through the use of cash on hand, the issuance of additional common stock, and proceeds from additional debt financing, if available. However, if we do not secure additional sources of financing, we will not have the resources to continue to pursue our acquisition strategy, and our growth will be slowed. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

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

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the three months ended March 31, 2000.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 changes the previous accounting definition of "derivative" which focused on freestanding contracts like options and forwards, including futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative fair value be recognized currently in earnings unless specified hedge accounting criteria are met. This Statement as amended by Statement 137 is effective for fiscal years beginning after June 15, 2000. Earlier application is allowed as of the beginning of any quarter beginning after issuance. We do not anticipate that Statement 133 will have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The Company was required to adopt this accounting guidance, as amended by SAB 101A, no later than the first quarter of fiscal 2001. The company believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, SAB 101's adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1999 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company expects that the adoption of this Interpretation will not have a material impact on its financial position, results of operations, or cash flows.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         (c) Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended, and have not previously been reported in a quarterly report on Form 10-Q, or an annual report on Form 10-K:

1. On March 31, 2000, the Company issued an aggregate of 71,429 shares of its common stock to MCG Finance Corporation as partial consideration for the borrowing of $15 million by the Company from MCG Finance Corporation

2. On March 31, 2000 the Company issued an aggregate of 358,335 shares of its common stock to the two stockholders of Telesupport, Inc., a New York corporation, comprising the merger consideration paid to such persons pursuant to an Agreement and Plan of Merger and Reorganization by which Telesupport was merged into a wholly owned subsidiary of the Company.

3. The issuances of common stock described in paragraphs 1 and 2 above were made in connection with private financing or acquisition transactions not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in
     Section 4(2) of the Act. The stockholders of Telesupport and the management of MCG Finance Corporation, either directly or by way of a purchaser representative, each represented that they were sophisticated investors. All such persons received a copy of a currently dated Information Statement regarding the Company. Each person acknowledged and represented to the Company in writing that such person understands and agrees that the shares of common stock to be issued in such transactions: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

(i) The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.


(ii) From the effective date of the initial public offering registration through March 31, 2000, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:


     Repayment of promissory notes to the stockholders of Global 2000 Communications, Inc.               $  580,000
     Payment of the cash portion of the purchase price due to the four Internet service providers
     we acquired in May 1999                                                                              5,730,000
     Acquisition of Ascent Networking                                                                     1,050,000
     Acquisition of WebWay, LLC                                                                             830,000
     Acquisition of Infoboard, Inc.                                                                       1,380,000
     Acquisition of Cyberzone, LLC                                                                        1,752,000
     Acquisition of NECAnet, Inc.                                                                         1,575,000
     Acquisition of Prime Communication Systems, Incorporated                                             1,240,000
     Repayment of indebtedness of Internet service providers                                                276,000
     Purchases of capital equipment, primarily relating to our data center in Albany, NY                  5,157,000
                                                                                                          ---------

     Total                                                                                              $19,570,000
                                                                                                        ===========


Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               (11) Statement re Computation of Per Share Earnings
               (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2000                 BiznessOnline.com, Inc.


                                     By /s/DANIEL J. SULLIVAN
                                        Daniel J. Sullivan
                                        Vice President and Chief Financial Officer
                                        (Authorized Officer on behalf of Registrant and
                                        Principal Financial and Accounting Officer)

                                 Exhibit Index


Exhibit No.                                   Description
-----------                                   -----------

11                           Statement re Computation of Per Share Earnings
27                           Financial Data Schedule

Exhibit 11 Statement re Computation of Per Share Earnings


                          Weighted Average shares Outstanding


                             Quarter Ended March 31, 2000


Shares Outstanding December 31, 1999                       8,609,574
Additional shares issued March 31, 2000                      429,764


Total shares outstanding March 31, 2000                    9,039,338
                                                         ===========

Weighted average shares outstanding                        8,614,297
                                                         ===========
Net loss for the three months ended March 31, 2000       ($3,382,000)

Net loss per share, basic and fully diluted                   ($0.39)
