Form 10-Q
period 2000-06-30
BIZNESS ONLINE COM
filed 2000-08-11
CIK 1079406

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from .................. to ........................

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

         The number of shares outstanding of the Registrant's Common Stock as of August 5, 2000 was 9,455,744.

                             BiznessOnline.com, Inc.
             Form 10-Q For the Quarterly Period Ended June 30, 2000

Index

Part I. - Financial Information

     Item 1       Condensed Consolidated Balance Sheets as of
                  June 30, 2000 (unaudited) and December 31, 1999............................................  3

                  Condensed Consolidated Statements of Operations for the Three Months and
                  Six Months Ended June 30, 2000 and 1999 (unaudited)........................................  4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six  Months Ended June 30, 2000 and 1999 (unaudited)...............................  5

                  Condensed Consolidated Statements of Stockholder's Equity
                  for the Six Months Ended June 30, 2000 (unaudited).........................................  6

                  Notes to Condensed Consolidated Financial Statements.......................................  7

     Item 2       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................  8

     Item 3       Quantitative and Qualitative Disclosure About Market Risk.................................. 13

Part II. - Other Information................................................................................. 14

     Item 2       Changes in Securities and Use of Proceeds.................................................. 14

     Item 4       Submission of Matters to a Vote of Security Holders........................................ 16

     Item 6       Exhibits and Reports on Form 8-K........................................................... 16

Signature.................................................................................................... 17

Exhibit Index................................................................................................ 18

                         PART I - FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                             BiznessOnline.com, Inc.

                      Condensed Consolidated Balance Sheets

                        (In thousands, except share data)


                                                                 June 30,           December 31,
                                                                   2000                1999
                                                                -----------         ------------
                                                                (unaudited)
                                                                -----------
ASSETS
Current assets:
     Cash and cash equivalents                                     $  2,724           $  7,481
     Accounts receivable, net of allowance for
     bad debts of $1,204 and $482, respectively                       4,312              1,274
     Prepaid expenses and other current assets                          708                380
                                                                   --------           --------
     Total current assets                                             7,744              9,135

Property and equipment, net                                           6,515              5,727
Goodwill and intangibles, net                                        45,340             32,331
Other assets                                                            150                 69
                                                                   --------           --------
Total assets                                                       $ 59,749           $ 47,262
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt                          $    628           $     23
     Current portion of obligations under capital leases                346                183
     Accounts payable                                                 2,866              2,345
     Income tax payable                                                 106                109
     Accrued expenses                                                 3,496              1,847
     Deferred revenue                                                 2,058              1,610
                                                                   --------           --------
Total current liabilities                                             9,500              6,117

Long term debt, net of current portion                                9,375                  6
Capital leases, net of current portion                                  366                 89
                                                                   --------           --------

Total liabilities                                                    19,241              6,212


Stockholders' equity:
     Preferred stock                                                   --                 --
     Common stock                                                        95                 86
     Additional paid in capital                                      54,254             45,145
     Accumulated deficit                                            (13,841)            (4,181)
                                                                   --------           --------

Total stockholders' equity                                           40,508             41,050
                                                                   --------           --------
Total liabilities and stockholders' equity                         $ 59,749           $ 47,262
                                                                   ========           ========


See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                 (In thousands, except share and per share data)


                                                               Three Months Ended                         Six Months Ended
                                                                   June 30,                                   June 30,
                                                      ---------------------------------          --------------------------------
                                                           2000                  1999                  2000                 1999
                                                           ----                  ----                  ----                 ----
Revenues                                             $     7,110           $     1,237           $    11,188           $     1,661
Costs and expenses:
     Connectivity and operations                           5,609                   467                 8,968                   608
     Sales and marketing                                   1,640                   483                 2,727                   631
     General and administrative                            1,176                   426                 1,955                   574
     Write down of impaired assets                           901                  --                     901                  --
     Depreciation                                            519                    98                   924                   122
     Amortization                                          2,503                   410                 4,243                   512
                                                     -----------           -----------           -----------           -----------
     Total costs and expenses                             12,348                 1,884                19,718                 2,447
                                                     -----------           -----------           -----------           -----------

     Loss from operations                                 (5,241)                 (647)               (8,520)                 (786)

Other expense                                                 (6)                 --                      (6)                 --
Interest income (expense), net                              (988)                  100                  (984)                   99
                                                     -----------           -----------           -----------           -----------

Loss before income taxes                                  (6,232)                 (547)               (9,520)                 (687)

Income taxes                                                  45                  --                     139                  --
                                                     -----------           -----------           -----------           -----------

Net loss                                             $    (6,277)          $      (547)          $    (9,659)          $      (687)
                                                     ===========           ===========           ===========           ===========

Net loss per share, basic and fully diluted          $     (0.69)          $     (0.10)          $     (1.09)          $     (0.16)
Weighted average shares outstanding,
basic and fully diluted                                9,143,835             5,260,299             8,879,066             4,298,243



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               ----------------------------
                                                                                  2000               1999
                                                                                  ----               ----
Net loss                                                                       $ (9,659)          $   (687)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                                5,166                634
     Allowance for bad debts                                                        135               --
     Changes in net assets and liabilities:
         Increase in accounts receivable-trade                                     (646)                (5)
         Increase in other current assets                                           (74)                (8)
         Increase (decrease) in accounts payable                                   (253)               412
         Increase in accrued expenses                                             1,365                 88
         Decrease in deferred taxes                                                --                   (6)
         Decrease in income taxes payable                                            (3)              --
         Increase in deferred revenue                                                31                 30
                                                                               --------           --------

                  Net cash provided by (used in) operating activities            (3,938)               458
                                                                               --------           --------

Cash flows from investing activities:

     Capital expenditures                                                        (2,034)              (143)
     Change in other assets                                                          (7)               (21)
     Acquisition of businesses, net of cash acquired                            (13,379)            (5,237)
                                                                               --------           --------

         Net cash (used in) investing activities                                (15,420)            (5,401)
                                                                               --------           --------

Cash flows from financing activities:
     Proceeds from sale of preferred stock                                         --                  250
     Repayments of capital lease obligations                                        (23)                (6)
     Repayment of long term debt                                                    (29)              (722)
     Increase in deferred costs                                                    --                 (387)
     Issuance of common stock in initial public
        offering, net of underwriter discounts and
        commissions                                                                --               24,788
     Proceeds from issuance of long term debt                                    14,653               --
                                                                               --------           --------

         Net cash provided by financing activities                               14,601             24,310
                                                                               --------           --------

Net increase (decrease) in cash                                                  (4,757)            19,367
Cash at beginning of period                                                       7,481                148
                                                                               --------           --------

Cash at end of period                                                          $  2,724           $ 19,515
                                                                               ========           ========

Cash paid for interest                                                         $    435           $     20
Income taxes paid                                                                   142               --

Non - cash investing and financing activities:
     Issuance of common stock for acquisitions                                 $  2,386           $  7,429
     Issuance of common stock and warrants in connection
     with issuance of long term debt                                              5,336               --
     Issuance of note payable                                                      --                  580
     Capital leases                                                                 460               --


See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                        (In thousands, except share data)
                         Six Months Ended June 30, 2000


                                             Common Stock         Preferred Stock                                          Total
                                         -------------------      ----------------           Additional    Accumulated Stockholders
                                         Shares       Amount      Shares    Amount        Paid in Capital     Deficit       Equity
                                         ------       ------      ------    ------        ---------------     -------       ------

Balance December 31, 1999              8,609,574     $      86     -          $--            $  45,145      $  (4,181)    $  41,050

Issuance of shares for debt               71,429             1     -           --                  509           --             510

Issuance of warrants for debt               --            --       -           --                4,866           --           4,866

Issuance of common stock for
acquisitions                             358,335             3     -           --                2,383           --           2,386

Net loss                                    --            --       -           --                 --           (3,383)       (3,383)
                                       ---------     ---------     -          -----          ---------      ---------     ---------
Balance March 31, 2000                 9,039,338     $      90     -          $--            $  52,903      $  (7,564)    $  45,429

Issuance of common stock for
acquisitions                             151,400             2     -           --                  750           --             752

Issuance of common stock for
Note receivable, less balance
due on Note                              220,000             2     -           --                  384           --             386

Issuance of common stock for
bonuses and compensation                  45,006             1     -           --                  217           --             218

Net loss                                    --            --       -           --                 --           (6,277)       (6,277)
                                       ---------     ---------     -          -----          ---------      ---------     ---------

Balance June 30, 2000                  9,455,744     $      95     -          $--            $  54,254      $ (13,841)    $  40,508
                                       =========     =========     =          =====          =========      =========     =========


See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
              Notes to Condensed Consolidated Financial Statements

1)       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries (hereinafter collectively referred to as the "Company", "we", "our" or "us"). We derive revenue from providing enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, high speed Internet access and dial-up Internet access. Also, as a result of our acquisition of Telecon Communications Corp. on March 31, 2000, we now resell local and long distance telephone service in New York and we intend to resell local and long distance telephone services in other markets pending local regulatory approval. Prior to the acquisition of Telecon, we operated in one business segment. With the acquisition of Telecon, we now operate two business segments. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2)       Initial Public Offering, Acquisitions, Debt

Effective January 31, 1999, we acquired substantially all assets and assumed substantially all liabilities of Global 2000 Communications, Inc., a New York corporation, for $2,720,000 in common stock and promissory notes in the total amount of $580,000, which was repaid with proceeds from our initial public offering. Global 2000 Communications, Inc. is an Internet service provider based in Albany, New York.

On May 17, 1999, we completed the sale of 2,900,000 shares of common stock in our initial public offering for gross proceeds of $29,000,000, before underwriting discounts and offering expenses. The net proceeds after underwriter discounts and commissions and offering costs were approximately $24,635,000. Simultaneously with the closing of the public offering, all 70,000 shares of Series A Preferred Stock outstanding were converted into 61,250 shares of common stock. Also, on May 17, 1999 we completed the acquisition of four Internet service providers as described in the final prospectus for the initial public offering which was filed with the Securities and Exchange Commission on May 12, 1999, for an aggregate of 510,000 shares of common stock and the aggregate payment of $5,730,000 in cash.

On July 30, 1999, we acquired substantially all the assets of a sole proprietorship including all the capital stock of an affiliate of the proprietorship, Ascent Internet Holdings, Inc., which together conduct business as an Internet service provider under the name Ascent Networking in Norwich, New York, for $1,050,000 in cash.

On August 18, 1999, we acquired substantially all of the assets of a New York limited liability company, WebWay, LLC., a web application service provider located in Albany, New York, for 200,046 shares of common stock and the payment of $830,000 in cash.

On September 30, 1999, we acquired all of the shares of Infoboard, Inc., a web hosting company, located in Lynn, Massachusetts, for 228,462 shares of common stock and the payment of $1,380,000 in cash.

On December 14, 1999, we acquired substantially all of the assets of Cyberzone, LLC, an Internet service provider located in Hartford, Connecticut for 272,054 shares of common stock and the payment of $1,900,265 in cash.

On December 15, 1999, we acquired all of the shares of NECAnet, Inc. and its affiliate, New England Computer Associates, Inc., an Internet service provider business located in Storrs, Connecticut for 298,726 shares of common stock and the payment of $1,575,000 in cash.

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

On June 30, 2000, we acquired all the shares of Integration, Inc. and its Xcalibur Internet services division, an Internet service provider located in Batavia, New York for 131,250 shares of common stock.

On March 16, 2000, we closed a $15 million senior secured credit facility. We used the proceeds of this facility to fund the cash purchase price of Telecon Communications Corp. The credit facility is secured by all the assets of BiznessOnline.com and its operating subsidiaries. In connection with such financing, the Lender received certain cash fees and a warrant to purchase 838,779 shares of our common stock at prices of $7.00 per share for 559,185 shares and $12.00 per share for 279,593 shares, subject to certain anti-dilution and other adjustments. The Lender also received 71,429 shares of common stock. The warrants and shares of common stock issued to the Lender have been estimated by an independent valuation to have an aggregate value of $5.4 million using (i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the Nasdaq National Market on the date of issuance for the shares. The fair value of the warrants and shares issued have been recorded as a discount to the related debt. This discount will be accreted as interest expense over the life of the loan. Beginning in May 2001, and each quarter thereafter, the principal amount of the indebtedness is to be repaid using the following schedule:


         May 2001, August 2001, November 2001 and February 2002                 3.75% of outstanding principal
         May 2002, August 2002, November 2002 and February 2003                 6.25% of outstanding principal
         May 2003, August 2003, November 2003, February 2004,
              May 2004, August 2004, November 2004 and February 2005            7.5% of outstanding principal


In accordance with generally accepted accounting principles, the total purchase price for our acquisitions is allocated on a preliminary basis, on the date of acquisition and reviewed upon completion of valuations as appropriate or resolution of any contingent purchase price adjustment. Pursuant to the purchase method of accounting the excess of purchase price over fair value of net assets acquired is recorded as goodwill and is being amortized over 5 years. A final allocation of purchase price will be determined during 2000 with respect to our acquisitions of Prime Communication Systems, Incorporated, NECAnet, Inc., Telecon Communications Corp., Telesupport, Inc. and Integration, Inc., and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisitions.

The acquisitions were accounted for pursuant to the purchase method of accounting. Accordingly, the accompanying financial statements of BiznessOnline.com, Inc. include the operating results of Global 2000 Communications, Inc. since February 1, 1999; the four Internet service providers acquired at the closing of our Initial Public Offering since May 17, 1999; Ascent Networking since July 30, 1999; WebWay, LLC, since August 18, 1999; Infoboard, Inc. since September 30, 1999; NECAnet, Inc. since December 14, 1999; Cyberzone, Inc. since December 15, 1999; Prime Communication Systems, Incorporated, since December 29, 1999, and Telecon Communications Corp. and Telesupport, Inc. since March 31, 2000. These financial statements include the balance sheet of Integration, Inc. as of June 30, 2000. The results of operations of Integration, Inc. (now known as Xcalibur Internet, Inc.) are excluded as the acquisition was effective on the last day of the quarter.

Related Party Transactions

On February 1, 1999, our Global 2000 Communications, Inc. subsidiary entered into a lease with a director and employee of BiznessOnline and his wife, who is also an employee of the Company, for approximately 2,000 square feet of office space with a monthly rent of $2,000 plus utilities. The term of the lease is five years although we may terminate this lease at any time upon thirty days prior notice without further liability.

On December 29, 1999, our Prime Communication Systems, Incorporated subsidiary entered into a lease with Prime Business Park, a company partially owned by a shareholder and employee of the Company for approximately 6,780 square feet of office space with a monthly rent of $7,486 plus utilities. The term of the lease is five years.

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

Results of Operations

Three Months Ended June 30, 2000

We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000 Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999 in conjunction with our initial public offering, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999, and a web hosting company on September 30, 1999, an Internet service provider on December 14, 1999, an Internet service provider on December 15, 1999, an Internet service provider on December 29, 1999, a competitive local exchange carrier on March 31, 2000, an Internet service provider on March 31, 2000 and an Internet service provider on June 30, 2000.

We recorded revenue of $7.1 million during the quarter, an increase of $5.9 million, or 475%, from $1.2 million in the second quarter of 1999. The increase was primarily a result of the acquisitions we completed during 1999 and during the first quarter of 2000.

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:


                                                               Quarter Ended
                                                                   June 30
                                                                   -------
                                                              2000        1999
                                                              ----        ----
     Connectivity and operations                              78.9%      37.8%
     Sales and marketing                                      23.1%      39.0%
     General and administrative                               16.5%      34.4%

Connectivity and operations expenses increased $5.1 million, from $.5 million to $5.6 million. The increase was primarily a result of the acquisitions we completed during 1999 and the first quarter of 2000. The 2000 costs also include approximately $.5 million of costs associated with integrating the combined companies.

Sales and marketing expenses increased $1.1 million, from $.5 million to $1.6 million. The increase is primarily attributable to the acquisitions we completed during 1999 and the first quarter of 2000, combined with the 15 new sales people hired during the first quarter of 2000. We are also increasing our advertising expenses as we enter new markets and build a comprehensive sales and marketing team.

General and administrative expenses increased $.8 million, from $.4 million to $1.2 million. The increase was primarily a result of the acquisitions we completed during 1999 and the first quarter of 2000 along with the costs of corporate overhead, which did not have significant operations until the second quarter of 1999. General and administrative costs will continue to increase in order to support our growth, primarily the personnel associated with the implementation of a common billing system.

Write-off of impaired assets was $.9 million for the quarter ended June 30, 2000. The Company wrote off the costs of acquired software relating to the Company's billing system, which was replaced during the quarter.

Depreciation expense increased $.4 million, from $.1 million to $.5 million. The increase was a result of the acquisitions completed during 1999 and the first quarter of 2000 along with the capital equipment purchased during 1999 and the first half of 2000. These purchases were related to the integration of the common billing and accounting systems and the building of our centralized data center in Albany, New York. Depreciation expense will continue to increase as our Internet service providers increase their networks to support new and existing subscribers.

Amortization expense increased $2.1 million, from $.4 million to $2.5 million. This increase was a result of goodwill from the acquisitions completed during 1999 and the first quarter of 2000. Amortization expense will continue to increase as we acquire additional companies and will vary according to purchase prices and intangible assets. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years.

Interest expense, net was $1.0 million for the quarter ended June 30, 2000, as compared to interest income, net of $.1 million during the same period of 1999. The difference was a result of interest expense on our outstanding debt during 2000 of $1.1 million obtained during the first quarter of 2000. This amount was offset by interest income of $.1 million earned on our cash balances during the quarter.

Income tax expense for the quarter ended June 30, 2000, which consisted solely of state income taxes, was $45,000. We recorded no income tax expense or benefit for the same period of 1999. We have not recorded any income tax benefit from the non-deductible amortization of goodwill.

Net loss for the quarter ended June 30, 2000 was $6.3 million, or $0.69 per share, as compared to $.5 million, or $0.10 per share during 1999.

 Six Months Ended June 30, 2000

We recorded revenue of $11.2 million during the six month period ended June 30, 2000, an increase of $9.5 million, or 574%, from $1.7 million during the same period of 1999. The increase was primarily a result of the acquisitions we completed during 1999 and during the first quarter of 2000.

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:


                                                              Six Months Ended
                                                                 June 30
                                                                 -------
                                                              2000        1999
                                                              ----        ----
     Connectivity and operations                              80.2%      36.6%
     Sales and marketing                                      24.4%      38.0%
     General and administrative                               17.5%      34.6%

Connectivity and operations expenses increased $8.4 million, from $.6 million to $9.0 million. The increase was primarily a result of the acquisitions we completed during 1999 and the first quarter of 2000. The 2000 costs also include approximately $1.2 million of costs associated with integrating the combined companies.

Sales and marketing expenses increased $2.1 million, from $.6 million to $2.7 million. The increase is primarily attributable to the acquisitions we completed during 1999 and the first quarter of 2000, combined with the 15 new sales people hired during the first quarter of 2000. We are also increasing our advertising expenses as we enter new markets and build a comprehensive sales and marketing team.

General and administrative expenses increased $1.4 million, from $.6 million to $2.0 million. The increase was primarily a result of the acquisitions we completed during 1999and the first quarter of 2000 along with the costs of corporate overhead, which did not have significant operations until the second quarter of 1999. General and administrative costs will continue to increase in order to support our growth, primarily the personnel associated with the implementation of a common billing system.

Write-off of impaired assets was $.9 million for the six months ended June 30, 2000. The Company wrote off the costs of acquired software relating to the Company's billing system, which was replaced during the second quarter.

Depreciation expense increased $.8 million, from $.1 million to $.9 million. The increase was a result of the acquisitions completed during 1999 and the first quarter of 2000 along with the capital equipment purchased during 1999 and the first half of 2000. These purchases were related to the integration of the common billing and accounting systems and the building of our centralized data center in Albany, New York. Depreciation expense will continue to increase as our Internet service providers increase their networks to support new and existing subscribers.

Amortization expense increased $3.7 million, from $.5 million to $4.2 million. This increase was a result of goodwill from the acquisitions completed during 1999 and the first quarter of 2000. Amortization expense will continue to increase as we acquire additional companies and will vary according to purchase prices and intangible assets. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years.

Interest expense, net was $1.0 million for the six months ended June 30, 2000, as compared to interest income, net of $.1 million during the same period of 1999. The difference was a result of interest expense on our outstanding debt during 2000 of $1.1 million obtained during the first quarter of 2000. This amount was offset by interest income of $.1 million earned on our cash balances during the period.

Income tax expense for the six months ended June 30, 2000, which consisted solely of state income taxes, was $.1 million. We recorded no income tax expense or benefit for the same period of 1999. We have not recorded any income tax benefit from the non-deductible amortization of goodwill.

Net loss for the six months ended June 30, 2000 was $9.7 million, or $1.09 per share, as compared to $.7 million, or $0.16 per share during 1999.

Liquidity and Capital Resources

At June 30, 2000, we had $2.7 million of cash and cash equivalents, a decrease of $4.8 million from December 31, 1999. Net cash used by operating activities was $3.9 million. Net cash used for investing activities was $15.4 million, primarily as a result of the acquisition of Telecon in March 2000. Net cash provided by financing activities was $14.6 million, primarily as a result of establishing a $15 million senior secured credit facility with MCG Finance Corporation on March 16, 2000.

We believe that our reduction of cash and cash equivalents by $4.8 million to $2.7 million and the net loss of approximately $9.6 million for the six months ended June 30, 2000 is significantly related to increased personnel costs, redundant connectivity costs and increased costs of services sold. All of these increases relate to expenses incurred directly or indirectly as a result of acquisitions and the integration of the new companies into and with our existing subsidiaries.

We further believe that our available cash and cash flow from operations may not be sufficient to fund our operations beyond the next 3 to 6 months or give us the ability to continue to acquire Internet service providers and telecommunications companies in accordance with our growth stategy to date without a comprehensive plan to address our operating deficit and our capital needs. Towards that end, we are taking a number of steps to reduce our costs and expenses and raise additional capital, as follows:

     - We have stepped-up and nearly completed the integration of the 12 companies we have acquired since May 1999. As a result, we are now eliminating certain redundant connectivity costs and costs related to services sold which are expected to result in annualized savings of approximately $1.1 million.

     - We have initiated a restructuring plan which will result in the overall reduction of our work force by approximately 20% by the end of the year.

     - We have engaged Kaufmann Bros., L.P. as a financial adviser to assist us in obtaining new equity capital from institutional and/or strategic investors and to prepare market research.

     - As previously announced, we recently terminated two previously announced acquisitions and have delayed activity on certain other proposed acquisitions in order to conserve cash until additional financing of approximately $3 to 5 million is obtained. If we do not secure additional sources of financing, we will not have the necessary cash resources to continue to aggressively pursue our acquisition strategy.

     - Subject to Board and Lender approval, we have entered into agreements with certain management personnel to accept stock or stock options in lieu of a portion of salary.

     - We are in the process of renegotiating certain terms of our $15 million credit facility with MCG Finance Corporation, as discussed below under "Matters Involving Senior Debt."

We believe that the above plan will help to increase cash flow, to reduce costs and expenses, and to enable us to continue our acquistion and growth strategy, but we can not provide any assurance of such results.

Nasdaq Delisting and Liquidity of Common Stock

On August 4, 2000, Nasdaq informed us that we had failed to comply with continued listing standards and commenced an action to delist our common stock from the National Market System. We are in the process of appealing Nasdaq's decision and requesting an extension of time to comply with the National Market standards. Our common stock will continue to trade on the National Market until Nasdaq renders its final decision. In the event our common stock is delisted from the National Market, our acquisition strategy may be adversely impacted to the extent our common stock is less appealing to potential acquisition candidates.

The Nasdaq National Market requires that as a condition of continued listing, companies satisfy at least one of two maintenance standards relating to a company's financial condition, results of operations and trading market for its listed securities. Since we carry substantial goodwill on our books related to companies acquired in business combinations accounted for under the purchase method, and since we have financed a number of acquisitions through the issuance of debt rather than securities, our net tangible assets are substantially below the minimum $4 million threshold requirements under Maintenance Standard 1. Maintenance Standard 2 requires, among other items, that the minimum bid price for the listed securities be at least $5.00 per share. The closing price of our common stock on August 9, 2000, was $3.56 per share. In the event Nasdaq grants us an extension of time to comply with the maintenance standards and we are successful in raising significant equity capital, we would expect to be able to achieve compliance with Maintenance Standard 1.

If Nasdaq's determination of our appeal is unfavorable, our common stock would be removed from listing on the Nasdaq National Market and we would seek to have it listed for trading on the Nasdaq SmallCap Market. No assurance can be given as to our ability to obtain listing for our common stock on the Nasdaq SmallCap Market or as to our ongoing ability to meet the maintenance requirements thereof.

If our common stock were to be delisted from trading on the Nasdaq National Market, in order to obtain relisting on the Nasdaq National Market, we would need to satisfy certain quantitative designation criteria which we do not currently meet.

If our common stock were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq Small Cap Market, trading, if any, in our common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of our common stock would result in limited release of the market price of the common stock and limited news coverage of our company and could restrict investors' interest in the common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing. In addition, if our common stock were not listed and the trading price of the common stock were less than $5 per share, our common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, our common stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock.

Matters Involving Senior Debt

Although currently in compliance with the requirements under our $15 million senior credit facility, we expect to be in default as of September 30, 2000 under certain of the financial covenants. We have received a written proposal from our Lender to restructure the financial covenants which we believe would reduce the likelihood of a default on such date. Although we expect to reach an agreement on the proposal prior to September 30, factors beyond our control may result in future covenant defaults or a payment default. If a default occurs and is not waived by the Lender, the Lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, and/or foreclosure on our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to stockholders.

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

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the three months ended June 30, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. We were required to adopt this accounting guidance, as amended by SAB 101B, no later than the fourth quarter of fiscal 2000. We believe that our existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, SAB 101s adoption will have no impact on our financial condition, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1999 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We expect that the adoption of this Interpretation will not have a material impact on our financial position or results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended, and have not previously been reported in a quarterly report on Form 10-Q, or an annual report on Form 10-K:

1. On May 26, 2000, the Company issued an aggregate of 220,000 shares of its common stock to Duffy & Sweeney, Ltd., a Rhode Island professional corporation and counsel to the Company, in exchange for a promissory note in the principal amount of $605,000. Said issuance was made in a transaction not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act. The principals of Duffy & Sweeney each represented that they were sophisticated investors. Each principal acknowledged and represented to the Company in writing that such person understands and agrees that the shares of common stock to be issued in such transaction: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution (except for permitted distribution to certain stockholders and/or employees); and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

2. On June 15, 2000, the Company issued 13,551 shares of its common stock to Gregory Schwenk, a consultant, in exchange for services. Said issuance was made in a transaction not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act. Mr. Schwenk represented that he was a sophisticated and accredited investor. He received a copy of a currently dated Information Statement regarding the Company. He acknowledged and represented to the Company in writing that he understands and agrees that the shares of common stock to be issued in such transaction: have not been registered under the Securities Act of 1933; are being acquired solely for his own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. He also acknowledged that he was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

3. Also on June 15, 2000, the Company issued 20,150 shares of its common stock to the members of Cyberzone, LLC as a post-closing adjustment pursuant to an Asset Purchase Agreement entered into in December
     1999. Said issuance was made in a transaction not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act. The members of Cyberzone each represented that they were sophisticated and accredited investors. Each person acknowledged and represented to the Company in writing that such person understands and agrees that the shares of common stock to be issued in such transaction: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

4. Also on June 15, 2000, the Company issued 31,455 shares of its common stock to various employees as bonus compensation pursuant to their employment agreements with the Company. Said employees were former owners and founders of companies we have acquired since 1999 pursuant to asset purchase or merger agreements in which the Company issued stock to such persons as part of the acquisition price. Said issuances were made in transactions not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act. Each person acknowledged and represented to the Company in writing that such person understands and agrees that the shares of common stock to be issued in such transaction: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

5. On June 30, 2000, the Company issued an aggregate of 131,250 shares of its common stock to the two stockholders of Integration, Inc., a New York corporation, comprising the merger consideration paid to such persons pursuant to an Agreement and Plan of Merger and Reorganization by which Integration was merged into a wholly owned subsidiary of the Company. The issuance was made in connection with an acquisition transaction not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in
     Section 4(2) of the Act. The stockholders of Integration, Inc., each represented that they were sophisticated and accredited investors. All such persons received a copy of a currently dated Information Statement regarding the Company. Each person acknowledged and represented to the Company in writing that such person understands and agrees that the shares of common stock to be issued in such transactions: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.


Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

     (i) The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.

     (ii) From the effective date of the initial public offering registration through June 30, 2000, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:


     Repayment of promissory notes to the stockholders of Global 2000 Communications, Inc.                $  580,000
     Payment of the cash portion of the purchase price due to the four Internet service providers
     we acquired in May 1999                                                                               5,730,000
     Acquisition of Ascent Networking                                                                      1,050,000
     Acquisition of WebWay, LLC                                                                              830,000
     Acquisition of Infoboard, Inc.                                                                        1,380,000
     Acquisition of Cyberzone, LLC                                                                         1,900,000
     Acquisition of NECAnet, Inc.                                                                          1,575,000
     Acquisition of Prime Communications System, Incorporated                                              1,240,000
     Repayment of indebtedness of Internet service providers                                                 276,000
     Purchases of capital equipment, primarily relating to our data center in Albany, NY                   6,058,000
                                                                                                          -----------

     Total                                                                                               $20,619,000
                                                                                                         ===========

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At BiznessOnline.com, Inc.'s Annual Meeting of Stockholders held May 5,2000, the following proposals were adopted by the margins indicated.

         1. To elect a board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.


---------------------------------------- -------------------------------------- -----------------------
           NOMINEE DIRECTOR                               FOR                                 WITHHELD
---------------------------------------- -------------------------------------- -----------------------
Mark E. Munro                                          6,144,492                                8,350
---------------------------------------- -------------------------------------- -----------------------
S. Keith London                                        6,144,492                                8,350
---------------------------------------- -------------------------------------- -----------------------
Robert A. Byrne                                        6,144,492                                8,350
---------------------------------------- -------------------------------------- -----------------------
David Conboy                                           6,144,492                                8,350
---------------------------------------- -------------------------------------- -----------------------
John B. Fraser                                         6,144,492                                8,350
---------------------------------------- -------------------------------------- -----------------------
Joseph Luciano                                         6,144,492                                8,350
---------------------------------------- -------------------------------------- -----------------------
---------------------------------------- -------------------------------------- -----------------------

         2. To approve the amendment to the Company's 1999 Stock Incentive Plan.

                  Number of shares voted: FOR 6,066,307; AGAINST 69,420

         3. To approve the amendment to the 1999 Non-Employee Director Stock Incentive Plan.

                  Number of shares voted: FOR 6,055,702; AGAINST 80,360

         4. To ratify the selection of KPMG LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 2000.

                  Number of shares voted: FOR 6,141,728; AGAINST 6,180

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  (10.38) Agreement and Plan of Merger by and among the Company, BOL Acquisition Co. XIII, Inc., Integration, Inc. and the stockholders of Integration, Inc. dated June 13, 2000.
                  (10.39) Letter Agreement between the Company and Kaufman Bros.,L.P. dated June 20, 2000
                  (10.40) Warrant issued to Kaufmann Bros., L.P. to purchase the Company's Common Stock dated June 20, 2000
                  (11)     Statement re Computation of Per Share Earnings
                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K:

                           On April 14, 2000 the Company filed a Current Report
                  on Form 8-K to report the acquisitions of Telecon Communications Corp, a competitive local exchange carried located in Johnstown, New York and Telesupport, Inc., an Internet service provider located in Johnstown, New York.

                           On June 14, 2000 the Company filed an amended Current
                  Report on Form 8-K (initially filed on April 14, 2000) to report the acquisitions of Telecon Communications Corp, a competitive local exchange carrier located in Johnstown, New York and Telesupport, Inc., an Internet service provider located in Johnstown, New York and to provide financial statements and pro forma financial information regarding the acquisitons.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 11, 2000         BiznessOnline.com, Inc.

                                By  /s/Daniel J. Sullivan
                                  ----------------------------------------------
                                    Daniel J. Sullivan
                                    Vice President and Chief Financial
                                    Officer (Authorized Officer on behalf of
                                    Registrant and Principal Financial and
                                    Accounting Officer)

                                  Exhibit Index


Exhibit No.                 Description
-----------                 -----------

10.38               Agreement and Plan of Merger by and among the Company, BOL
                    Acquisition Co. XIII, Inc., Integration, Inc. and the stockholders of Integration, Inc. dated June 13, 2000.

10.39               Letter Agreement between the Company and Kaufman Bros., L.P.
                    dated June 20, 2000

10.40 Warrant issued to Kaufmann Bros., L.P. to purchase the Company's Common Stock dated June 20, 2000.

11                  Statement re Computation of Per Share Earnings

27                  Financial Data Schedule