Form 10-Q
period 2000-09-30
BIZNESS ONLINE COM
filed 2000-11-14
CIK 1079406

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from                       to
                                  --------------------     --------------------

   Commission file number  0-25957
                          ----------

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

         The number of shares outstanding of the Registrant's Common Stock as of October 29, 2000 was 9,455,744.

                             BiznessOnline.com, Inc.
           Form 10-Q For the Quarterly Period Ended September 30, 2000

Index

Part I. - Financial Information

     Item 1       Condensed Consolidated Balance Sheets as of...........................     3
                  September 30, 2000 (unaudited) and December 31, 1999

                  Condensed Consolidated Statements of Operations.......................     4
                  for the Three Months and Nine Months Ended September 30, 2000 and
                  1999 (unaudited)

                  Condensed Consolidated Statement of Cash Flows........................     5
                  for the Nine  Months Ended September 30, 2000 and 1999 (unaudited)

                  Condensed Consolidated Statement of Stockholder's Equity..............     6
                  for the Nine Months Ended September 30, 2000 (unaudited)

                  Notes to Condensed Consolidated Financial Statements..................     7

     Item 2       Management's Discussion and Analysis of Financial Condition...........     8
                  and Results of Operations

     Item 3       Quantitative and Qualitative Disclosure About Market Risk

Part II. - Other Information............................................................    12

     Item 2       Changes in Securities and Use of Proceeds

     Item 6       Exhibits and Reports on Form 8-K

Signature...............................................................................    14

Exhibit Index...........................................................................    15

                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

                             BiznessOnline.com, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                               September 30,          December 31,
                                                                   2000                   1999
                                                               -------------          ------------
                                                                (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                   $  1,517               $  7,481
     Accounts receivable, net of allowance for
     bad debts of $1,098 and $482, respectively                     4,886                  1,274
     Prepaid expenses and other current assets                        630                    380
                                                                 --------               --------
Total current assets                                                7,033                  9,135

Property and equipment, net                                         6,496                  5,727
Goodwill and intangibles, net                                      43,306                 32,331
Other assets                                                          372                     69
                                                                 --------               --------
Total assets                                                     $ 57,207               $ 47,262
                                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long term debt                        $     --               $     23
     Current portion of obligations under capital leases              363                    183
     Accounts payable                                               5,043                  2,345
     Income tax payable                                               105                    109
     Accrued expenses                                               3,321                  1,847
     Deferred revenue                                               1,886                  1,610
                                                                 --------               --------
Total current liabilities                                          10,718                  6,117

Long term debt, net of current portion                             10,266                      6
Capital leases, net of current portion                                321                     89
                                                                 --------               --------

Total liabilities                                                  21,305                  6,212


Stockholders' equity:
     Preferred stock                                                   --                     --
     Common stock                                                      95                     86
     Additional paid in capital                                    55,338                 45,145
     Accumulated deficit                                          (19,531)                (4,181)
                                                                 --------               --------

Total stockholders' equity                                         35,902                 41,050
                                                                 --------               --------
Total liabilities and stockholders' equity                       $ 57,207               $ 47,262
                                                                 ========               ========


See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                 (In thousands, except share and per share data)

                                                      Three Months  Ended                 Nine Months  Ended
                                                         September 30,                       September 30,
                                                    2000              1999              2000              1999
                                                 ----------        ----------        ----------        ----------

Revenues                                         $    7,311        $    2,141        $   18,499        $    3,802
Costs and expenses:
     Connectivity and operations                      5,677             1,193            14,645             1,801
     Sales and marketing                              1,524               515             4,252             1,146
     General and administrative                       1,111               680             3,066             1,254
     Stock compensation                                 673                --               673                --
     Write down of impaired assets                       --                --               901                --
     Depreciation                                       588               174             1,512               296
     Amortization                                     2,534               826             6,776             1,339
                                                 ----------        ----------        ----------        ----------
     Total costs and expenses                        12,107             3,388            31,825             5,836
                                                 ----------        ----------        ----------        ----------

     Loss from operations                            (4,796)           (1,247)          (13,326)           (2,034)

Other expense                                            --                --                (6)               --
Interest income (expense), net                         (895)               65            (1,879)              165
                                                 ----------        ----------        ----------        ----------

Loss before income taxes                             (5,691)           (1,182)          (15,211)           (1,869)

Income taxes                                             --                35               139                35
                                                 ----------        ----------        ----------        ----------
Net loss                                         $   (5,691)       $   (1,217)       $  (15,350)       $   (1,904)
                                                 ==========        ==========        ==========        ==========

Net loss per share, basic and fully diluted      $    (0.60)       $    (0.17)       $    (1.69)       $    (0.37)
Weighted average shares outstanding,
basic and fully diluted                           9,455,744         6,986,419         9,072,695         5,195,187

See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     2000                   1999
                                                                   --------               --------
Net loss                                                           $(15,350)              $ (1,904)

Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
     Depreciation and amortization                                    8,288                  1,634
     Allowance for bad debt                                             275                     --
     Changes in net assets and liabilities:
         Increase in accounts receivable                             (1,359)                   (64)
         Change in other current assets                                   4                    (40)
         Increase in accounts payable                                 1,924                    931
         Increase in accrued expenses                                 1,190                    366
         Decrease in deferred taxes                                      --                     (8)
         Change in income taxes payable                                  (4)                    35
         Decrease in deferred revenue                                  (141)                   (85)
                                                                   --------               --------

                  Net cash used by operating activities              (5,173)                   865
                                                                   --------               --------

Cash flows from investing activities:
     Capital expenditures                                            (2,603)                (1,521)
     Change in other assets                                            (228)                    69
     Acquisition of businesses, net of cash acquired                (12,476)                (9,117)
                                                                   --------               --------

         Net cash used in investing activities                      (15,307)               (10,569)
                                                                   --------               --------

Cash flows from financing activities:
     Proceeds from sale of preferred stock                               --                    250
     Repayments of capital lease obligations                            (48)                   (69)
     Repayment of long term debt                                        (89)                  (803)
     Issuance of common stock in initial public
        offering, net of underwriter discounts and
        commissions                                                      --                 24,788
     Proceeds from issuance of long term debt                        14,653                     --
                                                                   --------               --------

         Net cash provided by inancing activities                    14,516                 24,166
                                                                   --------               --------

Net change in cash                                                   (5,964)                14,462

Cash at beginning of period                                           7,481                    148
                                                                   --------               --------

Cash at end of period                                              $  1,517               $ 14,610
                                                                   ========               ========

Cash paid for interest                                             $  1,361               $     29
Income taxes paid                                                       143                     --

Non - cash investing and financing:
     Issuance of common stock for acquisitions                     $  2,386               $ 10,416
     Issuance of common stock and warrants in connection
     with issuance of long term debt                                  5,336                     --
     Issuance of note payable                                            --                    580
     Capital leases                                                     460                     --


See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                        (In thousands, except share data)
                      Nine Months Ended September 30, 2000

                                    Common Stock       Preferred Stock                                      Total
                                  ------------------   ---------------    Additional      Accumulated    Stockholders'
                                  Shares      Amount   Shares  Amount   Paid in Capital     Deficit         Equity
                                  ------      ------   ------  ------   ---------------   -----------    -------------

Balance December 31, 1999        8,609,574     $86       -      $--        $ 45,145        $ (4,181)       $ 41,050

Issuance of shares for debt         71,429       1       -       --             509              --             510

Issuance of warrants for debt           --      --       -       --           4,866              --           4,866

Issuance of common stock for
Note receivable                    220,000       2       -       --             628              --             630

Note receivable for stock               --      --       -       --            (155)             --            (155)

Issuance of common stock for
Bonuses and finders fees            45,006       1       -       --             217              --             218

Issuance of warrants                    --      --       -       --             995              --             995

Issuance of common stock for
acquisitions                       509,735       5       -       --           3,133              --           3,138

Net loss                                --      --       -       --              --         (15,350)        (15,350)
                                 ---------     ---       -      ---        --------        --------        --------

Balance September 30, 2000       9,455,744     $95       -      $-         $ 55,338        $(19,531)       $ 35,902
                                 =========     ===       =      ===        ========        ========        ========



See accompanying notes to condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
              Notes to Condensed Consolidated Financial Statements

1)       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries (hereinafter collectively referred to as the "Company", "we", "our" or "us"). We derive revenue from providing enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, high speed Internet access and dial-up Internet access. Also, as a result of our acquisition of Telecon Communications Corp. on March 31, 2000, we now resell local and long distance telephone service in New York. Prior to the acquisition of Telecon, we operated in one business segment. With the acquisition of Telecon, we now operate two business segments. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2)       Initial Public Offering, Acquisitions, Debt

Effective January 31, 1999, we acquired all outstanding stock of Global 2000 Communications, Inc., a New York corporation, for $2,720,000 in common stock and a promissory note in the amount of $580,000, which was repaid with proceeds from our initial public offering. Global 2000 Communications, Inc. is an Internet service provider based in Albany, New York.

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

On September 30, 1999, we acquired all outstanding stock of Infoboard, Inc., a web hosting company, located in Lynn, Massachusetts, for 228,462 shares of common stock and the payment of $1,380,000 in cash.

On December 14, 1999, we acquired substantially all of the assets of Cyberzone, LLC, an Internet service provider located in Hartford, Connecticut for 272,054 shares of common stock and the payment of $1,900,265 in cash.

On December 15, 1999, we acquired all outstanding stock of NECAnet, Inc., an Internet service provider located in Storrs, Connecticut for 298,726 shares of common stock and the payment of $1,575,000 in cash.

On December 29, 1999, we acquired all outstanding stock of Prime Communications Systems, Incorporated, an Internet service provider located in Amherst, New York for 720,000 shares of common stock and the payment of $1,200,000 in cash..

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

On June 30, 2000, we acquired all outstanding stock of Integration, Inc. and its Xcalibur Internet services division, an Internet service provider located in Batavia, New York for 131,250 shares of common stock.

On March 16, 2000, we closed a $15 million senior secured credit facility. We used the proceeds of this facility to fund the cash purchase price of Telecon Communications Corp. The credit facility is secured by all the assets of BiznessOnline.com and its operating subsidiaries. In connection with such financing, the Lender received certain cash fees and a warrant to purchase 838,779 shares of our common stock at prices of $7.00 per share for 559,185 shares and $12.00 per share for 279,593 shares, subject to certain anti-dilution and other adjustments. The Lender also received 71,429 shares of common stock. The fair value of the warrants and shares of common stock issued to the lender has been estimated by an independent valuation to have a value of $5.4 million using (i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the NASDAQ National Market on the date of issuance for the shares. The fair value of the warrants and shares issued has been recorded as a discount to the related debt. This discount will be accreted as interest expense over the life of the loan. Beginning in May 2001, and each quarter thereafter, the principal amount of the indebtedness is to be repaid using the following schedule:

         May 2001, August 2001, November 2001 and February 2002                 3.75% of outstanding principal
         May 2002, August 2002, November 2002 and February 2003                 6.25% of outstanding principal
         May 2003, August 2003, November 2003, February 2004,
         May 2004, August 2004, November 2004 and February 2005                 7.5% of outstanding principal

We have reached an agreement in principal with our Lender to restructure the debt and amend certain loan covenants. See Liquidity and Capital Resources--Matters Involving Senior Debt.

In accordance with generally accepted accounting principles, the total purchase price for our acquisitions is allocated on a preliminary basis, on the date of acquisition and reviewed upon completion of valuations as appropriate or resolution of any contingent purchase price adjustment. Pursuant to the purchase method of accounting the excess of purchase price over fair value of net assets acquired is recorded as goodwill and is being amortized over 5 years. A final allocation of purchase price will be determined during 2000 with respect to our acquisitions of Prime Communications Systems Inc., NECAnet, Inc., Telecon Communications Corp., Telesupport, Inc. and Integration, Inc., and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisitions.

The acquisitions were accounted for pursuant to the purchase method of accounting. Accordingly, the accompanying financial statements of BiznessOnline.com, Inc. include the operating results of Global 2000 Communications, Inc, since February 1, 1999; the four Internet service providers acquired at the closing of our Initial Public Offering since May 17, 1999; Ascent Networking since July 30, 1999; WebWay, LLC, since August 18, 1999; Infoboard, Inc. since September 30, 1999; NECAnet, Inc. since December 14, 1999; Cyberzone, Inc. since December 15, 1999; Prime Communications Systems, Inc., since December 29, 1999; Telecon Communications Corp. and Telesupport, Inc. since March 31, 2000; and Integration, Inc. since June 30, 2000.

Related Party Transactions

     On February 1, 1999, our Global 2000 Communications, Inc. subsidiary entered into a lease with the director and his wife for approximately 2,000 square feet of office space with a monthly rent of $2,000 plus utilities. The term of the lease is five years although we may terminate this lease at any time upon thirty days prior notice without further liability. This lease was terminated effective September 30, 2000.

On December 29, 1999, as amended August 14, 2000, our Prime Communications Systems, Inc. subsidiary entered into a lease with Prime Business Park, a company partially owned by a 5% shareholder of the Company for approximately 10,420 square feet of office space with a monthly rent of $11,505.42 plus utilities and real estate taxes. The term of the lease is five years.

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

Overview

We derive Internet access revenues primarily from subscriptions from individuals and small to medium sized businesses for dial-up and dedicated access to the Internet. Subscription fees vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. The subscription rates vary among Internet service providers due to competitive and economic factors. Most of our subscribers pay us by credit card automatically on a monthly basis. In addition, we host commercial and individual web sites and provide commercial web site design services, as well as e-commerce, advertising and interactive web site support. These services are predominantly utilized by small to medium sized businesses looking to establish a presence on the world wide web. We also earn revenue by providing dedicated access services via telephone lines. With the acquisition of Telecon Communications Corp., on March 31, 2000, we now resell local and long distance telephone service in New York.

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

Results of Operations

Three Months Ended September 30, 2000



We recorded revenue of $7.3 million during the quarter, an increase of $5.2 million, or 242%, from $2.1 million in the second quarter of 1999. The increase was primarily a result of the acquisitions we completed during the second half of 1999 and during the first half of 2000, combined with internal growth.

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                                  Quarter Ended
                                                   September 30
                                                  -------------
                                                 2000        1999
                                                 ----        ----
     Connectivity and operations                 77.6%      55.7%
     Sales and marketing                         20.9%      24.1%
     General and administrative                  15.2%      31.8%

Connectivity and operations expenses increased $4.5 million, from $1.2 million to $5.7 million. The increase was primarily a result of the acquisitions we completed during the second half of 1999 and the first half of 2000. The 2000 costs also include approximately $.3 million of costs associated with integrating the combined companies.

Sales and marketing expenses increased $1.0 million, from $.5 million to $1.5 million. The increase is primarily attributable to the acquisitions we completed during 1999 and the first half of 2000, combined with the 15 new sales people hired during the first quarter of 2000.

General and administrative expenses increased $.4 million, from $.7 million to $1.1 million. The increase was primarily a result of the acquisitions we completed during 1999 and the first half of 2000. We also incurred approximately $.1 million of costs relating to merger and acquisition activity which was not consummated.

Stock compensation for the quarter ended September 30, 2000 was $.7 million. The stock compensation relates to warrants granted by the Company during the quarter. We have valued these warrants using the Black-Scholes method of valuation.

Depreciation expense increased $.4 million, from $.2 million to $.6 million. The increase was a result of the acquisitions completed during the second half of 1999 and the first half of 2000 along with the capital equipment purchased during 1999 and the first half of 2000. These purchases were related to the integration of the common billing and accounting systems and the building of our data centers in Albany, New York, Amherst, New York and Hartford, Connecticut. Depreciation expense will continue to increase as our Internet service providers increase their networks to support new and existing subscribers.

Amortization expense increased $1.7 million, from $.8 million to $2.5 million. This increase was a result of goodwill resulting from the acquisitions completed during the second half of 1999 and the first half of 2000. Amortization expense will continue to increase if we acquire additional companies and will vary according to purchase prices and intangible assets acquired. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years.

Interest income, (expense), net

Interest expense, net was $.9 million for the quarter ended September 30, 2000, as compared to interest income, net of $.1 million during the same period of 1999. The difference was a result of interest expense on our outstanding debt during 2000 of $.9 million on the debt we issued during the first quarter of 2000.

Net loss for the quarter ended September 30, 2000 was $5.7 million, or $0.60 per share, as compared to $1.2 million, or $0.17 per share during 1999.

Nine Months Ended September 30, 2000

We recorded revenue of $18.5 million during the nine month period ended September 30, 2000, an increase of $14.7 million, or 387%, from $3.8 million during the same period of 1999. The increase was primarily a result of the acquisitions we completed during 1999 and during the first half of 2000, combined with internal growth.

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                          Nine Months Ended
                                            September 30
                                          -----------------
                                          2000        1999
                                          ----        ----
     Connectivity and operations          79.2%      47.4%
     Sales and marketing                  23.0%      30.1%
     General and administrative           16.6%      33.0%

Connectivity and operations expenses increased $12.8 million, from $1.8 million to $14.6 million. The increase was primarily a result of the acquisitions we completed during 1999 and the first half of 2000. The 2000 costs also include approximately $1.5 million of costs associated with integrating the combined companies.

Sales and marketing expenses increased $3.1 million, from $1.1 million to $4.2 million. The increase is primarily attributable to the acquisitions we completed during 1999 and the first half of 2000, combined with the 15 new sales people hired during the first quarter of 2000. We also increased our advertising expenses as we entered new markets and built a comprehensive sales and marketing team.

General and administrative expenses increased $1.8 million, from $1.3 million to $3.1 million. The increase was primarily a result of the acquisitions we completed during 1999 and the first half of 2000 along with the costs of corporate overhead, which did not have significant operations until the second quarter of 1999. We also incurred approximately $.2 million of costs associated with merger and acquisition activity which was not consummated.

Write-off of impaired assets was $.9 million for the nine months ended September 30, 2000. The Company wrote off the costs of acquired software relating to the Company's billing system, which was replaced during the second quarter.

Stock compensation for the nine months ended September 30, 2000 was $.7 million. The stock compensation relates to warrants granted by the Company during the third quarter.

Depreciation expense increased $1.2 million, from $.3 million to $1.5 million. The increase was a result of the acquisitions completed during 1999 and the first half of 2000 along with the capital equipment purchased during 1999 and the first nine months of 2000. These purchases were related to the integration of the common billing and accounting systems and the building of our centralized data center in Albany, New York. Depreciation expense will continue to increase as our Internet service providers increase their networks to support new and existing subscribers.

Amortization expense increased $5.4 million, from $1.4 million to $6.8 million. This increase was a result of goodwill resulting from the acquisitions completed during 1999 and the first half of 2000. Amortization expense will continue to increase if we acquire additional companies and will vary according to purchase prices and intangible assets. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years.

Interest income, (expense), net

Interest expense, net was $1.9 million for the nine months ended September 30, 2000, as compared to interest income, net of $.2 million during the same period of 1999. The difference was a result of interest expense on our outstanding debt during 2000 of $2.0 million on the debt we issued during the first quarter of 2000. This amount was offset by interest income of $.1 million on our cash balances during the period.

Income tax expense for the nine months ended September 30, 2000, which consisted solely of state income taxes, was $.1 million, as compared to $35,000 in the same period of 1999. We have not recorded any income tax benefit from the non-deductible amortization of goodwill.

Net loss for the nine months ended September 30, 2000 was $15.4 million, or $1.69 per share, as compared to $1.9 million, or $0.37 per share during 1999.

Liquidity and Capital Resources

At September 30, 2000, we had $1.5 million of cash and cash equivalents, a decrease of $6.0 million from December 31, 1999. Net cash used by operating activities was $5.2 million. Net cash used for investing activities was $15.3 million, primarily as a result of the acquisitions of Telecon and Telesupport in March 2000. Net cash provided by financing activities was $14.5 million, primarily as a result of establishing a $15 million senior secured credit facility with MCG Finance Corporation on March 16, 2000.

We believe that our reduction of cash and cash equivalents by $6.0 million to $1.5 million and the net loss of approximately $15.4 million for the nine months ended September 30, 2000 is significantly related to increased personnel costs, redundant connectivity costs and increased costs of services sold. All of these increases relate to expenses incurred directly or indirectly as a result of acquisitions and the integration of the new companies into and with our existing subsidiaries.

We further believe that our available cash and cash flow from operations may not be sufficient to fund our operations beyond the next three months or give us the ability to continue to acquire Internet service providers and telecommunications companies in accordance with our growth strategy to date without a comprehensive plan to address our operating deficit and our capital needs. Towards that end, we are continuing to implement our plan to reduce our costs and expenses and raise additional capital, as follows:

     - As we finalize the integration of the 12 companies we have acquired since May 1999, we continue to locate and eliminate wherever possible certain redundant connectivity costs and costs related to services sold which are expected to result in annualized savings of approximately $1.1 million.

     - As a result of a restructuring plan initiated during the second quarter of this year, we have reduced our overall work force by approximately 20%.

     - We have engaged Kaufmann Bros., L. P. as a financial adviser to assist us in obtaining new equity capital from institutional and/or strategic investors and to prepare market research.

     - We have reached an agreement in principal to restructure certain terms of our $15 million credit facility with MCG Finance Corporation, as discussed below under "Matters Involving Senior Debt".

     NASDAQ Delisting and Liquidity of Common Stock

     On August 4, 2000, NASDAQ informed us that we had failed to comply with continued listing requirements and commenced an action to delist our common stock from the National Market System. We appealed the decision and requested an extension of time to comply with the National Market standards. NASDAQ denied our appeal and effective October 2, 2000 our common stock was delisted from the NASDAQ National Market. Our stock immediately began trading on the over-the-counter electronic bulletin board sponsored by NASDAQ.

     The delisting of our common stock may result in limited release of the market price of our common stock and limited news coverage of our company which could restrict investors' interest in our common stock and materially adversely affect the trading market and prices for our common stock.Our ability to issue additional securities in connection with acquisiitions or to secure additional financing may also be impaired as a result of delisting from the Nasdaq National Market. In addition, our common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, our common stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock.

     Matters Involving Senior Debt

     As of September 30, 2000, we were not in compliance with the requirements under our $15 million senior credit facility, under certain of the financial covenants. We have reached an agreement in principal with our Lender to, among other things, restructure the financial covenants which we believe would correct the covenant defaults. If the defaults are not cured, or waived by the Lender, the Lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, and/or foreclosure on substantially all of our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders.

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

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the three months ended September 30, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The Company was required to adopt this accounting guidance, as amended by SAB 101A and SAB 101B, no later than the first quarter of fiscal 2001. We believe our existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, SAB 101s adoption did not have a material impact on our financial condition, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1999 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We do not expect that the adoption of this Interpretation will have a material impact on our financial position, results of operations, or cash flows.

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

                           PART II. OTHER INFORMATION



Item 2. Changes in Securities and Use of Proceeds



Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

(i) The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.

(ii) From the effective date of the initial public offering registration through September 30, 2000, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

     Repayment of promissory notes to the stockholders of Global 2000 Communications, Inc.               $   580,000
     Payment of the cash portion of the purchase price due to the four Internet service providers
     we acquired in May 1999                                                                               5,730,000
     Acquisition of Ascent Networking                                                                      1,050,000
     Acquisition of WebWay, LLC                                                                              830,000
     Acquisition of Infoboard, Inc.                                                                        1,380,000
     Acquisition of Cyberzone, LLC                                                                         1,900,000
     Acquisition of NECAnet, Inc.                                                                          1,575,000
     Acquisition of Prime Communications Systems, Incorporated                                             1,240,000
     Repayment of indebtedness of Internet service providers                                                 342,000
     Purchases of capital equipment, primarily relating to our data center in Albany, NY                   6,627,000
                                                                                                         -----------

     Total                                                                                               $21,254,000
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

Dated:  November 13, 2000     BiznessOnline.com, Inc.


                              By       /s/Daniel J. Sullivan
                                 -----------------------------------------------
                                 Daniel J. Sullivan
                                 Vice President and Chief Financial Officer
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