Form 10-K
period 2000-12-31
BIZNESS ONLINE COM
filed 2001-04-02
CIK 1079406

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------
                                    FORM 10-K
- --------------------------------------------------------------------------------

                                   (MARK ONE)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO __________
                        COMMISSION FILE NUMBER: 01-25957

                             BIZNESSONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                06-1519132
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or organization)

      1720 Route 34, PO Box 1347                          07719
               WALL, NJ                                 (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: 732-280-6408
           Registrant's fax number, including area code: 732-280-6409
           Securities registered pursuant to Section 12(b) of the Act:
 TITLE OF EACH CLASS                                   NAME OF EXCHANGE ON WHICH
        None.                                                  REGISTERED
                                                                  None.

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 23, 2001, based upon the closing price of the Common Stock on the over-the-counter Bulletin Board, was approximately $882,000. The number of outstanding shares of the registrant's Common Stock as of March 23, 2001, was 9,978,264.

Table of Contents

Introductory Statement

Part I.
         Item 1.  Business
         Item 2.  Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of matters to a vote of security holders

Part II.
         Item 5. Market for the registrant's common stock and related stockholder matters
         Item 6.  Selected financial data
         Item 7. Management's discussion and analysis of financial condition and results of operations
         Item 7A. Quantitative and qualitative disclosure about market risk
         Item 8.  Financial statements and supplementary data
         Item 9. Changes and disagreements with accountants on accounting and financial disclosure

Part III.
         Item 10. Directors and executive officers
         Item 11. Executive compensation
         Item 12. Security ownership of certain beneficial owners and management
         Item 13. Certain relationships and related transactions

Part IV.
         Item 14. Exhibits, financial statement schedules and reports on Form 8-K

Signatures

Introductory Statement

Our existing cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs including debt service requirements to approximately June 30, 2001. In order to continue operations and comply with our debt service requirements beyond that date, we may require an additional capital infusion and/or we may need to restructure our existing debt. In view of the relatively tight capital markets that we have experienced during recent months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including debt service requirements for the year or thereafter or that we will be able to restructure our existing debt.

We have engaged Kaufman Bros., L.P. as our financial advisor to explore strategic alternatives for the Company, which might include a merger, asset sale, or other comparable transaction or a financial restructuring.

Investors in our securities should consider the risk that we may be required to cease operations during the year or thereafter, particularly if we are unsuccessful in acquiring a capital infusion, restructuring our debt or completing a strategic transaction as described above, in which case our common stock may have no value. All statements set forth in this Form 10-K are qualified by reference to those facts.

PART I

ITEM 1. BUSINESS

Overview

BiznessOnline.com is one of the Northeast's largest providers of enhanced Internet services, including server co-location, Web design and e-commerce activities, Web hosting, and high-speed Internet access. We are committed to satisfying the increasing Web and Internet needs of small and mid-sized businesses by offering customers high-performance information technology management and other advanced Internet services in our state-of-the-art Internet Data Centers. In addition, we provide secure broadband Internet connections via our fault-tolerant, fiber-optic backbone network, which is supported by 24 hour x 7 day customer, care and network monitoring. We are focused on quickly building our base of customers by leveraging our regional presence and our new, growing Internet network infrastructure.

Corporate History

BiznessOnline.com, Inc. was formed as a Delaware corporation on June 11, 1998 for the purpose of acquiring and operating businesses that provide Internet access and related services to business and residential customers outside of large metropolitan areas in the northeastern United States. We acquired our first Internet service provider in January 1999 located in Albany, New York. We acquired four additional Internet service providers in May 1999 contemporaneously with the closing of our $29 million initial public offering of common stock. Subsequently in 1999, we acquired four additional Internet service providers and two web design/web hosting companies. In March 2000, we acquired a New York competitive local exchange carrier and its associated Internet service provider and in June 2000 we acquired an internet service provider. Such transactions are summarized in the following table:

- -------------------------------------------------------------------------------------------------------------------
Company                                   Location             Purchase   %stock/% cash         Closing Date
- -------                                   --------             --------   -------------         ------------
                                                                Price
                                                                -----
- -------------------------------------------------------------------------------------------------------------------
Global 2000 Communications, Inc.        Albany, NY          $  3,300,000     82%/18%               1/31/99
- -------------------------------------------------------------------------------------------------------------------
AlbanyNet, Inc.                         Albany, NY          $  2,400,000     0%/100%               5/17/99
- -------------------------------------------------------------------------------------------------------------------
Borg Internet Services, Inc.            Utica, NY           $  2,000,000     75%/25%               5/17/99
- -------------------------------------------------------------------------------------------------------------------
Caravela Software, Inc.                 Middlefield, CT     $  4,980,000     56%/44%               5/17/99
- -------------------------------------------------------------------------------------------------------------------
Ulsternet, Inc.                         Kingston, NY        $  1,450,000     55%/45%               5/17/99
- -------------------------------------------------------------------------------------------------------------------
Ascent Networking and
Ascent Internet Holdings, Inc.          Norwich, NY         $  1,050,000     0%/100%               7/30/99
- -------------------------------------------------------------------------------------------------------------------
WebWay, LLC                             Albany, NY          $  2,580,000     68%/32%               8/18/99
- -------------------------------------------------------------------------------------------------------------------
Infoboard, Inc.                         Lynn, MA            $  3,030,000     54%/46%               9/30/99
- -------------------------------------------------------------------------------------------------------------------
Cyberzone, LLC                          Hartford, CT        $  3,504,300     50%/50%               12/14/99
- -------------------------------------------------------------------------------------------------------------------
NECAnet, Inc.                           Storrs, CT          $  3,500,000     55%/45%               12/15/99
- -------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------
Prime Communications Systems, Inc.      Amherst, NY         $  7,000,000     82%/18%               12/29/99
- -------------------------------------------------------------------------------------------------------------------
Telecon Communications Corp.            Johnstown, NY       $15,000,000      0%/100%               3/31/00
- -------------------------------------------------------------------------------------------------------------------
Telesupport, Inc.                       Johnstown, NY       $4,000,000       100%/0%               3/31/00
- -------------------------------------------------------------------------------------------------------------------
Integration,Inc./Xcalibur Internet      Batavia, NY         $1,050,000       100%/0%               6/30/00
- -------------------------------------------------------------------------------------------------------------------

Our Growing Market

Internet use is experiencing dramatic growth in the number of users and the amount of time spent on the Internet. International Data Corporation estimated that at the end of 1999 there were approximately 65.5 million Internet users in the U.S. and that by the end of 2002, the number of Internet users in the U.S. will increase to over 123 million (eMarketer "2000 Overview Report"). In the northeastern United States alone, Upside Magazine has estimated that the number of Internet service subscribers will increase by approximately 30 million in the years 2000 to 2002. With respect to the use of the Internet and enhanced Web services by businesses, International Data has predicted that the percentage of small and medium scale businesses with on-line access will double in the same three year period.

The functionality and accessibility of the Internet have made it an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional distribution channels. These advantages combined with the increasing availability of products and services over the Internet, and the presence of more and more companies and organizations on the Internet, have resulted in a significant demand for Web services. eMarketer predicts that the demand for Web services (including Internet access, Web hosting, Web site development, e-commerce solutions, Internet marketing solutions, demand for bandwidth, etc.) which was $1 billion in 1998, will grow to $14 billion by 2003.

Products and Services

We offer a comprehensive, cost-effective range of Web and Internet services to business and residential customers in the Northeast. Our scalable, state-of-the-art, network can address even the most data intensive applications, and ensures the speed and performance necessary for mission-critical Internet and Web applications in a commercial setting. Our products and services include:

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

      E-Commerce Solutions

We develop cost-effective, standard or customized e-commerce solutions for customers. Our e-commerce packages offer businesses an impressive range of features, including site tools that make it possible for our customers to: accept electronic checks and credit card payments from customers; track sales on a real time basis; automatically control inventory; easily manage storefront and products; fully protect and secure transaction capabilities; and increase their customer base worldwide.

      High Speed Broadband Internet Access: DSL, Frame Relay, T-1, and T-3

We are currently providing businesses and residential customers with a variety of broadband services, including Frame Relay, T-1 and DSL. We are working with existing broadband connectivity wholesalers to provide underlying capabilities, while maintaining the option of deploying switching equipment on our own at some later point in time when deemed economically feasible.

      Internet Marketing/Web Media

Our Internet technology and marketing teams develop Web media solutions geared toward increasing traffic to a customer's site through specialized design, programming and indexing. We monitor Web traffic via graphical tracking and reporting tools, and establish on-line, strategic content and commerce affiliates for our clients.

      Dial-up Internet Access

We provide fast, reliable dial-up access to the Internet. Our local call center offers 24 hour technical support and our subscribers have access to 500 national numbers to facilitate account portability.

      Local and Long Distance Telephone Service

We also provide non-facilities based retail local, long distance and cellular telephone service in New York State, where we have CLEC status.

Business Strategy

We are penetrating secondary markets in the Northeast by delivering cost-effective, comprehensive, Web and telecom services, and operating a regional organization committed to being the most efficient source of global communication for our growing customer base. Our philosophy is to provide state-of-the-art voice and data services while staying close to our customers.

Following that philosophy, we are executing a multiple product line strategy by providing combinations of Web, Internet and telecommunications services to our customers We have built state-of-the-art Internet Data Centers in Albany, New York and Amherst, New York, and we operate a third modern data center in Hartford, Connecticut. We offer wholesale Internet and related services to independent Internet service providers, and we plan to partner with other companies whose products can be sold via the Internet to its customer base. We will also continue to add national content providers to our Web pages to increase site loyalty.

      Target Markets

We plan to continue to penetrate secondary Northeastern markets through marketing initiatives and through acquisitions of existing Internet, web design/hosting and other telecommunications service providers in secondary markets in the Northeast. However, our limited financial resources and low stock price have restricted our ability to complete acquisitions over the past twelve 12 months, and it is very unlikely that we will complete any additional acquisitions prior to June 30, 2001 when our available cash resources may be insufficient to continue operations. See Introductory Statement. Heretofore, we have concentrated on small and medium size businesses in secondary Northeastern markets because we believe the following:

      o Small and medium size businesses typically outsource their Web and telecom service requirements due to capital and personnel constraints (unlike larger firms in primary locations, which, in most cases, support their own Web and telecommunications infrastructure);

      o There are approximately 1 million small and medium size businesses in the Northeast (Source: Upside Magazine) many of which will need to develop e-commerce solutions to increase revenues and/or remain competitive;

      o the number of Internet subscribers in secondary markets in the Northeast alone could potentially rise by 30 million during the years 2000-2002 (Source: eMarketer);

      o Small and medium sized business will exhibit higher customer loyalty and lower than average customer turnover;

      o Costs associated with providing services in secondary markets will be lower than the major urban markets, potentially resulting in higher margins;

      o Secondary markets are more fragmented because of undercapitalized local competitors, while still containing large customer bases;

      o Relative ease in gaining market share and securing market coverage through carefully selected acquisition candidates and our emphasis on customer service and product combinations;

      o Ability to develop a strong regional brand recognition and brand equity;

      o Generally less competitive markets, providing our sales force with greater access to prospective customers.

      Sales & Marketing

Our goal is to become one of the leading brands in the enhanced Internet services market in the Northeast. We sell our services via the Web, and through knowledgeable sales force staffed by people native to our markets. Our sales and marketing strategy is as follows:

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

      Promote value-added, bundled services to customers

We offer value added, packaged services while retaining our regional focus which we believe makes us an attractive proposition for customers. We bundle Web, Internet, local dial tone, and long distance services while providing convergent billing with real-time access to account data. We also offer our customers the option of using a credit card billing system for monthly recurring local and flat rate charges.

      Focus on Customer Service

We are focused heavily on after sales customer service. We maintain first-line technical support at each branch and have established customer service operations including fully convergent billing and customer care systems, and a toll free telephone number for 24 hour, 7 days a week technical support.

      Acquisitions

A component of our growth strategy has been to penetrate markets by acquiring well established Internet service providers and/or CLEC and long distance service providers. We then integrate and bundle their services with our own, offering our customers an ever-widening, more comprehensive suite of products and services.

Our strategy has been to initially purchase an "anchor" Web or Internet service provider, CLEC or long distance service provider within our target markets, and then acquire other, complementary local companies. We then utilize our multiple-trunk fiber optic backbone network powered by Cisco systems to integrate acquired companies' network and administrative operations, while maintaining their various locations as regional sales offices. We then integrate resources of the acquired companies into our broader network in order to bring increased scope and the benefits of economies of scale. Historically, networks and administrative functions of newly acquired companies have been integrated into our systems within 90 to 120 days. We further believe that economies of scale advantages then facilitate a reduction in operating costs of acquired companies. We also offer our complete product line to customers of our acquired companies' promptly following their acquisition in an effort to rapidly increase sales. We believe that our regional focus enables us to better control costs and to maximize the financial, operating and marketing benefits of consolidating local Web and Internet services providers.

During the past twelve months, however, we have been unable to fully implement our growth by acquisitions strategy because of our low stock price and our limited financial resources. We do not expect this situation to change over the next few months in the absence of a substantial capital infusion into the Company. See Introductory Statement.

Competition

The market for Internet access and related services is extremely competitive. We expect competition to increase as Internet use grows and established national Internet service providers, telecommunications and computer related vendors expand their traditional products and services and new start-ups emerge. The significant financial resources of many of our competitors could lead to severe price cutting in an effort to secure market share, which could have a negative effect on our revenues and results of operations. Our competitors in the markets in which we operate include:

      o National and regional commercial internet service providers such as Verio, Earthlink and Mindspring

      o Established on-line commercial information providers such as AOL, Prodigy and MSN;

      o Local internet service providers in Connecticut and Northeastern New York State who provide products and services that are similar to ours to small to medium sized businesses;

      o Cable television operators such as Time Warner and Tele-Communications, Inc;

      o National long distance telecommunications carriers such as AT&T, MCI Worldcom, and Sprint;

      o     Computer hardware and software companies, such as IBM and Compaq;
            and

      o Regional telephone operating companies such as Verizon, SBC and Citizens Telephone Company.

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

Employees

As of December 31, 2000, we had 216 employees as follows:

Sales & Marketing          50
Support                    78
Technical                  54
Administrative             34
                          ---
                          216

Recent Developments

Our existing cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs to approximately June 30, 2001. In order to continue operations and comply with our debt service requirements beyond that date, we may require an additional capital infusion and/or we may need to restructure our existing debt. In view of the relatively tight capital markets that we have experienced during recent months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including debt service requirements for this year or thereafter or that we will be able to restructure our existing debt.

We have engaged Kaufman Bros., L.P. as our financial advisor to explore strategic alternatives for the Company, which might include a merger, asset sale, or other comparable transaction or a financial restructuring.

Investors in our securities should consider the risk that we may be required to cease operations during the year or thereafter, particularly if we are unsuccessful in acquiring a capital infusion restructuring our debt; or completing a strategic transaction as described above in which case our common stock may have no value. We have recently completed a restructuring plan, which resulted in an overall reduction of work force by approximately 20%.

ITEM 2. DESCRIPTION OF PROPERTIES

Our corporate headquarters are located in Wall, NJ. We lease 2,800 square feet under a lease which expires on December 31, 2001. We lease additional facilities in the following locations for the following purposes:

Albany, NY                 Data Center/Managed Services Facility
Albany, NY                 Development and Support
Buffalo, NY                Data Center/Managed Services Facility
Batavia, NY                Sales and support
Johnstown, NY              Sales and support
Kingston, NY               Sales
Norwich, NY                Sales and Support
Utica, NY                  Sales
Lynn, MA                   Sales and Support
Hartford, CT               Data Center/Managed Services Facility

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading on the NASDAQ National Market on May 12, 1999 under the symbol "BIZZ". On October 2, 2000, our common stock was delisted from the NASDAQ National Market and began trading on the over-the-counter electronic bulletin board sponsored by NASDAQ under the symbol "BIZZ. OB." The following table sets forth the high and low closing sales price for the common stock for each quarter during the last fiscal year, as reported by NASDAQ.

                                                          High          Low
                                                          ----          ---
Fiscal 2000:
         First Quarter                                    9.750       5.9375
         Second Quarter                                   7.500       2.7500
         Third Quarter                                    5.875       2.0625
         Fourth Quarter                                  2.1875       0.2031

Fiscal 1999:
         Second Quarter                                 11.1875       7.3125
         Third Quarter                                    10.75         6.50
         Fourth Quarter                                   9.375       5.8125

As of March 21, 2001, there were 121 holders of record of common stock who held an aggregate of 9,978,264 shares of common stock as nominees for an undisclosed number of beneficial holders.

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

      Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. sold by the Company during the period covered by this report that were not registered under the Securities Act and have not previously been reported in a quarterly report on Form 10-Q:

      1. On November 8, 2000, the Company issued 99,640 shares of its common stock to two employees as bonus compensation pursuant to their employment agreements with the Company. Said employees were former owners and founders of a company we acquired in 1999 pursuant to a merger agreement in which the Company issued stock to such persons as part of the acquisition price. Said issuances were made in transactions not involving a public offering without registration under the securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act. Each person acknowledged and represented to the Company in writing that he or she understands and agrees that the shares of common stock to be issued in such transactions: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

      2. On November 13, 2000, the Company issued an aggregate of 20,379 shares of its common stock to the two stockholders of NECAnet, Inc. and New England Computer Associates, Inc., as a post closing adjustment pursuant to a Merger Agreement dated December 15, 1999. Such issuances were made in transactions not involving a public offering without registration under the securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act. Each person acknowledged and represented to the Company in writing that he or she understands and agrees that the shares of common stock to be issued in such transactions: have not been registered under the Securities Act of 1933; are being acquired solely for their own account without any present intention of resale or distribution; and will not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA


                          Selected Statement of Operations Data
                          -------------------------------------

                                                     Year  Ended                 Year  Ended        Period from June 1, 1998
                                                     December 31,                December 31,           (date of inception)
                                                2000            2000        1999            1999     Through December 31, 1998
                                                  $              %            $               %           $                 %
                                              --------        --------    --------        --------    ---------         --------
Revenues                                      $ 25,769          100.0%    $  6,741          100.0%    $     --             --

Costs and expenses:
     Connectivity and operations                19,778           77.0%       3,721           55.2%          --             --
     Sales and marketing                         5,486           21.3%       1,804           26.8%          --             --
     General and administrative                  4,454           17.3%       2,480           36.8%         126             --
     Compensation charge for issuance of
     stock Compensation                            673            2.6%         322            4.8%          --             --
     Write down of goodwill                     29,100          112.9%          --             --           --             --
     Write down of impaired assets                 901            3.5%          --             --           --             --
     Depreciation                                2,270            8.8%         377            5.6%          --             --
     Amortization                                9,322           36.2%       2,449           36.3%          --             --
                                              --------          -----     --------          -----     --------         ------

     Loss from operations                      (46,215)        (179.3%)     (4,412)         (65.5%)       (126)            --

Net loss                                       (49,204)        (190.9%)     (4,055)         (60.2%)       (126)            --

EBITDA                                          (3,949)         (15.3%)     (1,586)         (23.8%)       (126)            --

                           Selected Balance Sheet Data
                           ---------------------------

                                                        December 31,    December 31,
                                                           2000            1999
                                                         -------         -------
Total current assets                                       6,395           9,135

Property and equipment, net                                5,846           5,727
Goodwill and intangibles, net                             10,148          32,331
Total assets                                             $22,637         $47,262

Total current liabilities                                  8,780           6,117
Long term debt                                            11,686              95
Total stockholders' equity                                 2,171          41,050
Total liabilities and stockholders' equity               $22,637         $47,262

                     Selected Historical Financial Data For
                Companies Acquired in January 1999 and May 1999
                -----------------------------------------------

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other sections of this report contain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, often identified by words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions, reflect our current beliefs and expectations. However, they are not guarantees of future performance and involve risks and uncertainties that could cause our results to differ significantly from those expressed or implied by such forward-looking statements. The risks and uncertainties include, but are not limited to, the factors identified below under the caption "Factors That Could Affect Future Results." We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our 2000 audited consolidated financial statements and the related notes thereto appearing in this filing on Form 10-K.

Overview

We derive revenues from a variety of sources. We provide web site development, e-commerce solutions and Internet marketing/web media services. These services are predominantly utilized by small to medium sized business looking to establish a presence on the world wide web. We host commercial and individual web sites. We also provide our customers with server co-location and managed services from our state-of-the-art Internet data centers located in Albany, New York and Amherst, New York. We also provide Internet access via dedicated high-speed broadband products such as DSL, Frame relay, T-1 and T-3 connections along with dial up connectivity. Our customers are individuals and small to medium sized businesses. Subscription fees for dial up connectivity vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. We also provide local dial tone, long distance services, cellular services, paging services and natural gas. Most of our individual subscribers pay us by credit card automatically on a monthly basis. Our revenue composition may change as we develop our strategy to provide additional e-commerce and other enhanced IP services to our clients.

Results of Operations

2000 compared to 1999

We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000 Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999, a web hosting company on September 30, 1999, an Internet service provider on December 14, 1999, a Internet service provider on December 15, 1999 an Internet service provider on December 29, 1999, an Internet service provider on March 31, 2000, a competitive local exchange carrier on March 31, 2000 and an Internet service provider on June 30, 2000.

Net revenues

We generated revenues of $25.8 million during 2000, an increase of 282% from $6.7 million during 1999. The increase was a result of the acquisitions, which we completed during 1999, and the first half of 2000.

Connectivity and operations

Connectivity and operations expenses increased 432%, from $3.7 million to $19.8 million. The increase was primarily the result of the acquisitions, which we completed during 1999, and the first half of 2000. The 2000 costs also include approximately $1.5 million of costs associated with integrating the combined companies.

Sales and marketing

Sales and marketing expenses increased 204%, from $1.8 million in 1999 to $5.5 million in 2000. The increase was primarily the result of the acquisitions, which we completed during 1999, and the first half of 2000. The 2000 expenses include $1.7 million of adverting, an increase of 97% from 1999's spending of $.9 million. The 2000 expenses also include the costs of the 28 new sales persons hired by the company during 2000. At the end of 2000, only 10 of the 28 new hires were still employed by the company.

General and administrative

General and administrative expenses increased 80%, from $2.5 million in 1999, to $4.5 million in 2000. The increase was primarily the result of the acquisitions, which we completed during 1999, and the first half of 2000 along with the costs of corporate overhead, which did not have significant operations until the second quarter of 1999. The 2000 expenses include $.8 million of bad debt expenses as compared to $.1 million in 1999. This increase was a result of our stricter credit policies and the conversion to a new, centralized billing system. We also incurred approximately $.3 million of legal and accounting costs associated with merger and acquisition activity which was not consummated.

Stock compensation

Stock compensation expenses increased 109%, from $.3 million in 1999, to $.7 million in 2000. The stock compensation relates to the issuance of stock options and warrants to outside consultants.

Write off of impaired assets

During 2000, we wrote off approximately $.9 million of impaired assets, consisting of the costs of acquired software relating to our billing system, which system was abandoned and replaced during the second quarter.

Write down of goodwill

During 2000, we wrote down the carrying value of our goodwill by $29.1 million. We evaluated a number of factors in coming to the decision that the goodwill was impaired. These included the discounted cash flows to be received from the acquired companies along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the current net realizable value of goodwill. If our business does not improve or if the market for companies in our sector continues to show declines in value, we may record additional impairment charges in the future.

Depreciation

Depreciation expenses increased 502%, from $.4 million in 1999, to $2.3 million in 2000. The increase was a result of the acquisitions which we completed during 1999 and the first half of 2000, along with capital equipment purchased during 1999 and 2000. These purchases were related to the integration of our common billing and accounting systems along with the costs of building our data centers in Albany, NY and Amherst, NY. These costs may continue to increase if we expand our network.

Amortization

Amortization expenses increased 281% from $2.4 million in 1999, to $9.3 million in 2000. The increase is primarily the result of the acquisitions which we completed during 1999 and the first half of 2000. Our amortization expense will decrease as a result of the write down of goodwill which occurred in 2000. However, if we acquire additional companies, amortization expense would increase. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, usually five years.

Interest income, (expense), net

Interest expense, net was $2.9 million in 2000, as compared to interest income, net of $.4 million in 1999. The difference was a result of interest on our outstanding debt with MCG Credit Corporation of $3.1 million during 2000. This amount was offset by interest income of $.2 million on our cash balances. The interest income received during 1999 was a result of the cash balances we had as a result of our initial public offering which was finalized on May 17, 1999. Of the $3.1 million of interest expense on the outstanding debt with MCG Credit Corporation, $1.5 million related to the warrants issued with the debt and which were recorded as a discount to the debt and are being accreted as interest expense.

Income taxes

Income tax expense, which consisted solely of state income taxes, increased 51% from $62,000 in 1999, to $93,000 in 2000. We have not recorded any income tax benefit from the non-deductible amortization of goodwill or from our losses from operations due to the uncertainty of realizing the benefits of those losses.

Net loss per share

Net loss for 2000 was $49.2 million, or $5.36 per share, as compared to a net loss of $4.1 million, or $.70 per share in 1999.

1999 compared to 1998

We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000 Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999, a web hosting company on September 30, 1999, an Internet service provider on December 14, 1999, a Internet service provider on December 15, 1999 and an Internet service provider on December 29, 1999.

Net revenues

We generated revenues of $6.7 million during 1999. This was a result of the acquisitions, which we completed during 1999.

Connectivity and operations

We had connectivity and operations expenses of $3.7 million during 1999. This was primarily the result of the acquisitions, which we completed during 1999.

Sales and marketing

Sales and marketing expenses were $1.8 million in 1999. This was primarily the result of the acquisitions, which we completed during 1999.

General and administrative

General and administrative expenses increased from $.1 million in 1998, to $2.5 million in 1999. The increase was primarily the result of the acquisitions which we completed during 1999 along with the costs of corporate overhead. We did not have significant operations until the second quarter of 1999.

Stock compensation

Stock compensation expenses was $.3 million in 1999. The stock compensation relates to the issuance of stock options and warrants to outside consultants.

Depreciation

Depreciation expenses was $.4 million in 1999. This was a result of the acquisitions which we completed during 1999, along with capital equipment purchased during 1999. These purchases were related to the integration of our common billing and accounting systems along with the costs of building our data center in Albany, NY. These costs may continue to increase if we expand our network.

Amortization

We incurred amortization expenses of $2.4 million in 1999. This is the result of the acquisitions which we completed during 1999.

Interest income, (expense), net

Interest income, net was $.4 million in 1999. The interest income received during 1999 was a result of the cash balances we had as a result of our initial public offering which was finalized on May 17, 1999.

Income taxes

Income tax expense, which consisted solely of state income taxes, was $62,000 in 1999. We have not recorded any income tax benefit from the non-deductible amortization of goodwill.

Net loss per share

Net loss for 1999 was $4.1 million, or $.70 per share.

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

Sales and marketing expenses include the costs associated with acquiring subscribers, including sales personnel bonuses, sales commissions and advertising. Sales and marketing expenses are expected to increase with the expected growth of the subscriber base. We increased advertising in new markets we entered as we acquired new Internet service providers. We have hired additional sales and marketing personnel in each market we entered.

General and administrative expenses consist primarily of corporate, Human Resources, finance and related staff, along with related benefits, as well as legal and accounting costs. General and administrative costs are expected to increase to support our growth.

Depreciation expense relates primarily to our equipment and is based on the estimated useful lives of the assets ranging from three to five years using the accelerated methods. Depreciation expense is expected to increase as our Internet service providers increase their networks to support new and existing subscribers.

Amortization expense primarily relates to the amortization of goodwill resulting from acquisitions, and is based upon the useful lives of these intangibles. Amortization expense will decrease as a result of the write down of goodwill in 2000. However, amortization expense would be expected to increase if additional acquisitions are made and will vary based upon purchase prices and assets acquired.

Liquidity and Capital Resources

At December 31, 2000, we had $.7 million of cash and cash equivalents, a decrease of $6.8 million from December 31, 1999. Net cash used by operating activities was $7.2 million. Net cash used for investing activities was $14.9, primarily as a result of the acquisition of two Internet service providers and a CLEC during the year ended December 31, 2000. Net cash provided by financing activities was $15.3 million, primarily as a result of establishing a $15 million senior secured credit facility with MCG Finance Corporation on March 16, 2000, as amended on December 15, 2000.

We believe that our reduction of cash and cash equivalents by $6.8 million to $.7 million and the net loss of approximately $49.2 million for the year ended December 31, 2000 is significantly related to increased personnel costs, redundant connectivity costs and increased costs of services sold. All of these increases relate to expenses incurred directly or indirectly as a result of acquisitions and the integration of the new companies into and with our existing subsidiaries.

We further believe that our available cash and cash flow from operations may not be sufficient to fund our operations and satisfy our debt service requirements or give us the ability to continue to acquire Internet service providers and telecommunications companies in accordance with our growth strategy without a comprehensive plan to restructure our debt and address our capital needs. Towards that end, we have taken a number of steps to reduce our costs and expenses, as follows:

      - We have stepped-up and nearly completed the integration of the 12 companies we have acquired since May 1999. As a result, we are now eliminating certain redundant connectivity costs and costs related to services sold which are expected to result in annualized savings of approximately $1.1 million.

      - We have completed a restructuring plan, which has resulted in an overall reduction of our work force by approximately 20%.

NASDAQ Delisting and Liquidity of Common Stock

On August 4, 2000, NASDAQ informed us that we had failed to comply with continued listing requirements and commenced an action to delist our common stock from the National Market System. We appealed the decision and requested an extension of time to comply with the National Market standards. NASDAQ denied our appeal and effective October 2, 2000 our common stock was delisted from the NASDAQ National Market. Our stock immediately began trading on the over-the-counter electronic bulletin board sponsored by NASDAQ. The delisting of our common stock may result in limited release of the market price of the common stock and limited news coverage of our company and could restrict investors' interest in the common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing. In addition, our common stock could be subject to Rule 15g-9 under the Securities Exchange act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, our common stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock.

Matters Involving Senior Debt

As of December 31, 2000, we were in compliance with the requirements under our $17 million senior credit facility. In the future we may not be in compliance with the financial covenants. If we were to be in default and if the default is not cured, or waived by the Lender, the Lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, and/or foreclosure on our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders.

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

Factors That Could Affect Future Results

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We were formed in June 1998 and acquired our first Internet/Web services provider in January 1999. We have acquired an additional 12 companies during 1999 and 2000. Our management team faces the challenge of successfully implementing company-wide administrative and operating systems and managing our newly acquired companies. We may not be able to successfully manage our business to achieve or maintain profitability of any of our individual Internet service providers, or overall.

We expect future losses and negative cash flow.

We expect net losses and negative cash flow after debt service to continue for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenues while maintaining reasonable expense levels and restructuring our existing debt.

Our "growth by acquisitions" strategy is risky.

Our business strategy depends largely on our ability to expand into new markets and enhance our presence in our existing markets by acquiring additional Internet service providers and telecommunications companies that meet our financial, geographic and other acquisition criteria. Although our acquisition strategy may provide opportunities for rapid growth, we will face numerous risks, including the following:

      o difficulty in combining newly acquired operations, technology and personnel;

      o     loss of subscribers as a result of ownership or management changes;

      o     failure of acquired businesses to achieve expected results;

      o     diversion of management's attention from existing operations;

      o possible acquisition of substantial contingent or undisclosed liabilities;

      o risks of entering markets in which we have no direct prior experience;

      o     failure to comply with existing debt covenants.

      We may not be successful in overcoming these risks or any other problems encountered in connection with future acquisitions. Moreover, because of our limited financial resources and our low stock price, our ability to complete acquisitions during the past twelve months has been restricted and will likely continue to be restricted for the next few months, particularly in the absence of a substantial cash infusion. See Introductory Statement.

Competing bids for Internet and telecommunications service providers may drive up purchase prices and in conjunction with our lack of capital limit our ability to carry out our growth strategy.

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

Covenants in our $17 million loan agreement restrict our ability to borrow and invest, which could impair our ability to make additional acquisitions or obtain additional debt or equity financing.

The credit agreement dated March 16, 2000 and amended December 13, 2000 governing our $17 million credit facility imposes operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to acquire additional companies, finance our operations or otherwise expand or engage in other business activities that may be of interest. Among other things, these restrictions limit or prohibit our ability to:

    o    Incur additional debt;
    o    Pay dividends or make other distributions;
    o    Make capital expenditures or enter into leasing transactions;
    o    Make investments;
    o    Pledge or mortgage assets;
    o    Guarantee debt;
    o    Sell assets;
    o    Enter into transactions with related persons;
    o    Consolidate, merge or sell substantially all of our assets

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

We depend on major companies such as UUNET, MCI Worldcom, Qwest and Sprint to provide connectivity and equipment capacity to us. We also depend on third-party suppliers of hardware components. As we and other Internet service providers grow, our suppliers will face significant demand for their products; some of these suppliers may have limited resources and production capacity. If our suppliers fail to adjust to meet increasing demand, they may be unable to supply components and products in the quantities, at the quality levels and at the times required by us, or at all. In addition, prices for these components and products may increase significantly. If our suppliers fail to provide equipment and we are unable to develop alternative sources of supply, we will experience delays and increased costs in expanding our network.

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

Our systems will be vulnerable to computer viruses, sabotage, unauthorized access and other intentional or accidental actions of Internet users, subscribers, employees or others which could result in temporary or prolonged delays in providing Internet-related service. Unauthorized access could also jeopardize confidential information of our customers stored in our or the customers computer systems, which may deter potential subscribers and result in liability claims against us. Fixing problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays, or stops in service to our subscribers. Until more comprehensive and cost-effective security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general, and our customer base and revenues in particular.

Our business depends on our ability to deliver high quality uninterrupted access to the Internet. However, there is a risk that our services will be interrupted as a result of:

      o network equipment damage caused by natural disasters like earthquakes and fires;

      o     hardware failures at our operational centers;

      o     increased stress on network hardware and traffic management systems;

      o     local power losses or other telecommunications systems failures; and

      o capacity constraints either at a particular telecommunications facility or system wide.

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

Item 8. FINANCIAL STATEMENTS

BIZNESSONLINE.COM
INDEPENDENT AUDITORS' REPORT AND
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of KPMG LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the Years ended December 31, 2000 and 1999

Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                          Independent Auditors' Report

The Board of Directors
Biznessonline.com Inc.:

We have audited the accompanying consolidated balance sheets of BiznessOnline.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period from July 1, 1998 (date of inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BiznessOnline.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from July 1, 1998 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           (signed) KPMG LLP

Providence, Rhode Island
March 14, 2001

BiznessOnline.com, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

                                                                      December 31,    December 31,
                                                                         2000             1999
                                                                       --------         --------
ASSETS
Current assets:
     Cash and cash equivalents                                         $    687         $  7,481
     Accounts receivable, net of allowance
       for bad debts of $1,432 and $582 in
       2000 and 1999,respectively                                         4,894            1,274
     Prepaid and other current assets                                       814              380
                                                                       --------         --------
     Total current assets                                                 6,395            9,135

Property and equipment, net                                               5,846            5,727
Goodwill and intangibles, net of accumulated
    amortization of $11,722 and $2,400 in 2000
    and 1999, respectively                                               10,148           32,331
Other assets                                                                248               69
                                                                       --------         --------
Total assets                                                           $ 22,637         $ 47,262
                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current Portion of long term debt                                 $ 11,389         $     23
     Current portion of obligations under capital leases                    358              183
     Accounts payable                                                     4,449            2,345
     Income tax payable                                                      50              109
     Accrued expenses                                                     2,111            1,847
     Deferred revenue                                                     1,812            1,610
                                                                       --------         --------
Total current liabilities                                                20,169            6,117

Long term debt, net of current portion                                       --                6
Capital leases, net of current portion                                      297               89
                                                                       --------         --------
Total liabilities                                                        20,466            6,212

Stockholders' equity:

     Preferred stock, $0.01 par value, 1,000 shares authorized,
         no shares issued and outstanding                                    --               --
     Common stock, $0.01 par value, 39,000,000 shares
           authorized, 9.576 million and 8,609 shares issued
         and outstanding in 2000 and 1999 respectively                       96               86
     Additional paid in capital                                          55,460           45,145
     Accumulated deficit                                                (53,385)          (4,181)
                                                                       --------         --------

Total stockholders' equity                                                2,171           41,050
                                                                       --------         --------
Total liabilities and stockholders' equity                             $ 22,637         $ 47,262
                                                                       ========         ========

See accompanying notes to consolidated financial statements.

BiznessOnline.com, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

                                                                                              Period  from  July 1, 1998
                                                              Year Ended          Year Ended      (date of inception)
                                                              December 31        December 31      through December 31,
                                                                  2000                1999                1998
                                                              -----------         -----------         -----------
Revenues                                                      $    25,769         $     6,741         $        --
Costs and expenses:
     Connectivity and operations                                   19,778               3,721                  --
     Sales and marketing                                            5,486               1,804                  --
     General and administrative                                     4,454               2,480                 126
     Stock based compensation                                         673                 322                  --
     Impairment of goodwill                                        29,100                  --                  --
     Write off of computer software                                   901                  --                  --
     Depreciation                                                   2,270                 377                  --
     Amortization of goodwill and intangibles                       9,322               2,449                  --
                                                              -----------         -----------         -----------
     Total costs and expenses                                      71,984              11,153                 126
                                                              -----------         -----------         -----------

     Loss from operations                                         (46,215)             (4,412)               (126)

Interest income (expense), net                                     (2,890)                419                  --
Other Expense                                                          (6)                 --                  --
                                                              -----------         -----------         -----------
Loss before income taxes                                          (49,111)             (3,993)               (126)

Income taxes                                                           93                  62                  --
                                                              -----------         -----------         -----------
Net loss                                                      $   (49,204)        $    (4,055)        $      (126)
                                                              ===========         ===========         ===========

Net loss per share, basic and diluted                         $     (5.36)        $     (0.70)        $     (0.04)
Weighted average shares outstanding, basic and diluted          9,186,410           5,765,432           3,147,186

See accompanying notes to consolidated financial statements.

BiznessOnline.com, Inc.
Consolidated Statement of Stockholders' Equity
(In thousands, except share data)

                                                Common Stock             Preferred Stock                                 Total
                                              -----------------        -----------------    Additional   Accumulated  Stockholders'
                                              Shares     Amount         Shares   Amount   Paid in Capital   Deficit      Equity
                                              -------   -------        -------   -------  ---------------   -------      ------
From July 1, 1998 (date of inception)
Initial capitalization                           100      $--           $--         $--         $--           --        $   --

Additional capital contributions                  --       --            --          --         183           --           183

Effect of 10,000 for 1 stock split           999,900       10            --          --         (10)          --            --

Effect of 3.147186 for 1
Stock split                                2,147,186       21            --          --         (21)          --            --

Net loss                                          --       --            --          --          --         (126)         (126)
                                           ---------      ---       -------         ---     -------      -------       -------
Balance December 31, 1998                  3,147,186      $31            --         $--         152         (126)           57

Issuance of Preferred Stock                       --       --        70,000           1         349           --           350

Conversion of preferred stock
to common stock                               61,250        1       (70,000)         (1)         --           --            --
Issuance of common stock in
connection with initial public
offering, net of offering costs
and underwriter discounts                  2,900,000       29            --          --      24,616           --        24,645

Issuance of common stock for
Acquisitions                               2,501,138       25            --          --      20,028           --        20,053

Net loss                                          --       --            --          --          --       (4,055)       (4,055)
                                           ---------      ---       -------         ---     -------      -------       -------
Balance December 31, 1999                  8,609,574      $86            --         $--     $45,145      $(4,181)      $41,050
                                           =========      ===       =======         ===     =======      =======       =======

Issuance of common stock
for note receivable                          220,000        2            --          --         595           --           597

Note receivable for stock                         --       --            --          --        (119)          --          (119)

Issuance of shares for debt                   71,429        1            --          --         509           --           510

Issuance of warrants for debt                     --       --            --          --       4,900           --         4,900

Issuance of common stock for
bonuses and finders fees                     144,646        2            --          --         289           --           291

Issuance of warrants                              --       --            --          --         995           --           995

Issuance of common stock for
Acquisitions                                 530,114        5            --          --       3,146           --         3,151

Net Loss                                          --       --            --          --          --      (49,204)      (49,204)
                                                                                                         -------       -------
Balance December 31, 2000                  9,575,763      $96            --         $--     $55,460     $(53,385)       $2,171
                                           =========      ===                       ===     =======      =======       =======

See accompanying notes to consolidated financial statements.

                             BiznessOnline.com, Inc.
                      Consolidated Statement of Cash Flows
                        (In thousands, except share data)

                                                                                                         Period from June 1, 1998
                                                                                                            (date of inception)
                                                                                          Years Ended              through
                                                                                   December 31,   December 31    December 31,
                                                                                       2000           1999           1998
                                                                                     --------       --------       --------
Net loss                                                                             $(49,204)      $ (4,055)      $   (126)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                     11,592          2,826             --
     Bad debt expense                                                                     786            257             --
     Impairment of goodwill                                                            29,100             --             --
     Write off of computer software                                                       901             --             --
     Compensation charge for issuance of stock
     options and warrants                                                                 673            322             --
     Changes in net assets and liabilities:
       Increase in accounts receivable-trade                                           (1,878)          (369)            --
       Increase in other current assets                                                  (181)          (329)            --
       Increase in accounts payable                                                     1,330          2,038             99
       Increase (decrease) in accrued expenses                                            (20)         1,259             --
       Increase (decrease) in income taxes payable                                        (60)            65             --
       Increase (decrease) in deferred revenue                                            215           (182)            --
                                                                                     --------       --------       --------
       Net cash provided by (used for) operating activities                            (6,746)         1,832            (27)
                                                                                     --------       --------       --------

Cash flows (used in) investing activities:
     Capital expenditures                                                              (2,592)        (4,154)            --
     Change in other assets                                                              (104)            60             --
   Acquisition of businesses, net of cash acquired                                    (12,633)       (14,266)            --
                                                                                     --------       --------       --------
       Net cash used in investing activities                                          (15,329)       (18,360)            --
                                                                                     --------       --------       --------

Cash flows provided by financing activities:
     Capital contributions                                                                 --             --            183
     Repayment of capital lease obligations                                               (77)           (95)            --
     Repayment of long term debt                                                          (95)            --             --
     Issuance (repayment) of long term debt                                            15,453           (504)            --
     Repayment of long term debt to related parties                                        --           (435)            --
     Proceeds from sale of preferred stock                                                 --            250             --
     Proceeds from preferred stock subscription                                            --             --            100
     Increase in deferred costs                                                            --             --           (108)
     Issuance of common stock,
     net of underwriter discounts and commissions                                          --         24,645             --
                                                                                     --------       --------       --------
                           Net cash provided from financing activities                 15,281         23,861            175
                                                                                     --------       --------       --------

Net increase in cash and cash equivalents                                              (6,794)         7,333            148
Cash and cash equivalents at beginning of period                                        7,481            148             --
                                                                                     --------       --------       --------
Cash and cash equivalents at end of period                                           $    687       $  7,481       $    148
                                                                                     ========       ========       ========
Non - cash investing and financing
     Notes payable                                                                   $     --       $    580             --
     Issuance of common stock for acquisitions                                       $  3,151       $ 20,053             --
     Interest paid                                                                   $  1,971       $     26             --
     Issuance of common stock and warrants in connection
     with issuance of long term debt                                                 $  5,427       $     --             --
     Issuance of common stock for a note receivable                                  $    597       $     --             --

See accompanying notes to consolidated financial statements.

BIZNESSONLINE.COM., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Business

BiznessOnline.com, Inc., a Delaware Corporation was incorporated on June 11, 1998 (date of inception of operations, July 1, 1998) for the purpose of acquiring Internet service providers and related businesses serving individuals and small to medium-sized businesses. We acquired all of the stock or assets of nine Internet service providers, one web development company, and one web hosting company during 1999. In 2000 we also acquired all of the stock or assets of two Internet service providers and a competitive local exchange carrier. The Company conducts all of its operations through its operating subsidiaries covering a geographic footprint that includes Upstate New York, Connecticut and portions of Rhode Island, New Hampshire and Massachusetts and considers its operating subsidiaries to be one operating segment.

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

(e) Net Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding. Income per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Dilutive potential common shares outstanding at December 31, 2000 and 1999 were approximately 9.6 million and 8.6 million respectively. The common equivalent shares were not included in the computation of net loss per share because they were anti-dilutive.

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

(g) Goodwill and Other Intangible Assets

Goodwill and other intangible assets represents the excess of purchase price over fair value of net assets acquired and are amortized on a straight line basis over the expected periods to be benefited, which is five years. During 2000, the Company acquired $15.3 million of goodwill from its acquisition of Telecon and Telesupport, and an additional $.9 million form its acquisition of Integration, Inc./Xcalibur Internet. The Company assesses the recoverability of its intangible assets by determining whether the amortization over the remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. As of December 31, 2000 and December 31, 1999, accumulated amortization was $11,722 and $2,400 respectively.

During 2000, the Company reviewed the carrying value of the goodwill for impairment. As a result of a number of indicators including analyzing the expected cash flows from our acquisitions and evaluating multiples of revenue which we would pay for these acquisitions today, compared to the revenue multiple paid at the date of acquisition, we concluded that the full recovery of the value of the goodwill through future cash flows or through a transaction was not likely. Accordingly, ntly we have reduced the value by $29,100,000 based on the estimated value of the goodwill.

(h) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the net discounted cash flow to be generated by the assets.

During 2000, we wrote off the capitalized costs of a purchased billing system when we determined it would no longer be used and we began to implement a different billing system. The charge for this was $.9 million.

(i) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the Company's cash and cash equivalents, accounts receivable, accounts payable and bank borrowings and lease approximate fair value due to their short-term nature or borrowing rates that approximate market rates.

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

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The company maintains reserves for potential credit losses; historically, such losses have not been material and have been within management's expectations. At December 31, 2000, no customer accounted for a significant percentage of accounts receivable.

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

(m) Advertising Costs

All costs related to advertising the Company's services are expensed in the period incurred. Amounts charged to expense were $1,691,000 and $858,000 during the years ended December 31, 2000 and 1999, respectively.

(n) Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the year ended December 31, 2000.

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

(d)   Caravela Software, Inc.

      On May 17, 1999, the Company acquired all of the shares of Caravela Software, Inc., an Internet service provider located in Middlefield, CT, in exchange for $2.1 million in cash and $2.8 million payable in shares of common stock. The Company issued 280,000 shares of common stock. The total purchase price is $5.0 million.

(e)   Ulsternet, Inc.

      On May 17, 1999, the Company acquired all of the shares of Ulsternet, Inc., an Internet service provider located in Kingston, NY, in exchange for $650,000 in cash and $800,000 payable in shares of common stock. The Company issued 80,000 shares of common stock. The total purchase price is $1.5 million.

(f)   Ascent Networking, Inc.

      On July 30, 1999, the Company acquired substantially all the assets of a sole proprietorship including all the capital stock of an affiliate of the proprietorship, Ascent Internet Holdings, Inc., which together conduct business as an Internet service provider under the name Ascent Networking in Norwich, New York for $1.1 million in cash.

(g)   WebWay, LLC

      On August 18, 1999 the Company acquired substantially all of the assets of WebWay, LLC, a web development company located in Albany, NY, for $830,000 payable in cash and $1.8 million payable in shares of common stock. The Company issued 200,046 shares of common stock. The total purchase price is $2.6 million.

(h)   Infoboard, Inc.

      On September 30, 1999 the Company acquired all the shares of Infoboard, Inc., a web hosting company located in Lynn, MA, for $1.4 million in cash and $1.7 million payable in shares of common stock. The Company issued 228,462 shares of common stock. The total purchase price is $3.1 million.

(i)   Cyberzone, LLC

      On December 14, 1999 the Company acquired substantially all of the assets of Cyberzone, LLC, an Internet service provider located in Hartford, CT, for 292,054 shares of common stock and the payment of $1,900,625 in cash.

(j)   NECAnet, Inc.

      On December 15, 1999 the Company acquired all the shares of NECAnet, Inc., a Internet service provider located in Storrs, CT, for 319,105 shares of common stock and the payment of $1,588,365 in cash.

(k)   Prime Communications, Inc.

      On December 29, 1999 the Company acquired all the shares of Prime Communications, Inc., a Internet service provider located in Amherst, NY, for 720,000 shares of common stock and the payment of $1,200,000 in cash.

(l)   Telecon Communications Corp

      On March 31, 2000, the Company acquired all the assets and assumed substantially all the liabilities of Telecon Communications Corp., a competitive local exchange carrier based in Johnstown, New York, for 600,000 shares of common stock and the payment of $14,875,000 in cash. The 600,000 shares of common stock were issued in the first quarter of 2001 and $60,000 of the cash payment will be made in the first six months of 2001.

(m)   Telesupport, Inc

      Also, on March 31, 2000, the Company acquired all the shares of Telesupport, Inc., an Internet service provider located in Johnstown, New York for 358,335 shares of common stock.

(n)   Integration, Inc.

      On June 30, 2000, the Company acquired all the shares of Integration, Inc. and its Xcalibur Internet services division, an Internet service provider located in Batavia, New York for 131,250 shares of common stock.

The acquisitions were accounted for pursuant to the purchase method of accounting. Accordingly, the accompanying financial statements of BiznessOnline.com, Inc. include the operating results of each of the acquisitions from their respective acquisition dates.

If the acquisitions of Telecon, Telesupport and Xcalibur had occurred on January 1, 1999, the proforma results for the years ended December 31, 2000 and 1999 would have been as follows:

                                                              December 31,       December 31,
                                                                 2000               1999
                                                              ------------       -----------

Revenues                                                        $28,650            $17,386
Costs and expenses:
     Connectivity and operations                                 22,209             11,161
     Sales and marketing                                          5,508              3,255
     General and administrative                                   4,495              2,560
     Compensation stock                                             673                322
     Write down of goodwill                                      29,100                 --
     Write down of Impaired assets                                  901                 --
     Depreciation                                                 2,301                515
     Amortization                                                10,088              5,692
                                                            -----------          ---------
     Total costs and expenses                                    75,275             23,505
                                                            -----------          ---------

     Loss from operations                                       (46,625)            (6,119)

Interest income (expense), net                                   (2,880)               421
Other Expense                                                        (6)                --
                                                            -----------          ---------
Loss before income taxes                                        (49,511)             5,698

Income taxes                                                         93                 62
                                                            -----------          ---------
Net loss                                                       $(49,604)             5,760
                                                            ===========          =========

Net loss per share, basic and diluted                            $(5.34)              (.92)
Weighted average shares outstanding, basic and diluted        9,292,090          6,253,673

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

Working capital............................................. $ 1,239
Property and equipment......................................     579
Other assets................................................      74
Long term debt..............................................      --
Goodwill.................................................... $16,217

    The acquisitions were accounted for pursuant to the purchase method of accounting and included all costs of acquisition, including legal and accounting fees. The accompanying financial statements of BiznessOnline.com, Inc. include the operating results of each of the acquisitions from their respective acquisition dates.

Note 3. Property and Equipment

Property and equipment consisted of the following:

                                             Estimated           December 31       December 31,
                                               Life                  2000              1999
                                            ---------                ----              ----
Communication and computer equipment      3 - 5 years            $7,036,000         $5,187,000
Purchased software                        3 years                   169,000            862,000
Office furniture and equipment            3 - 7 years             1,062,000            342,000
Leasehold Improvements                    Lease term              2,176,000          1,402,000
Buildings and driveways                   5 years                   183,000                 --
Vehicles                                  3 years                    53,000             74,000
                                                               ------------       ------------
                                                                $10,679,000          7,867,000
Less accumulated depreciation                                    (4,833,000)        (2,140,000)
                                                               ------------       ------------
                                                                 $5,846,000         $5,727,000
                                                               ============       ============

Note 4. Notes Payable

On March 16, 2000, we closed a $15 million senior secured credit facility. On December 13, 2000 the Company amended the facility to increase the amount to $17 million and amended some of the covenants. The credit facility is secured by all the assets of the Company and its operating subsidiaries. In connection with such financing, the lender received certain cash fees and a warrant to purchase 825,000 shares of our common stock at prices of $3.50 per share for 550,000 shares and $8.50 per share for 275,000 shares, subject to certain anti-dilution and other adjustments. The Lender also received 71,429 shares of common stock The warrants and shares of common stock issued to the lender have been estimated by an independent valuation to have a value of $5.4 million using (i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the NASDAQ National Market on the date of issuance for the shares. The fair value of the warrants and shares issued have been recorded as a discount to the related debt. This discount will be accreted as interest expense over the life of the loan. Beginning in February 2002 and each quarter thereafter, the principal amount of the indebtedness is to be repaid using the following schedule:

         February 2002,                                                   4.00% of outstanding principal
         May 2002, August 2002, November 2002 and February 2003,
         May 2003, August 2003, November 2003, February 2004,
         May 2004 and November 2004                                       6.25% of outstanding principal
         February 2005                                                    remaining principal

                                                                                  December 31,
                                                                                     1999
                                                                                     ----
Note payable, due in monthly installments of $342,
     plus interest at 11%, balance due January 2002                                $10,000
Note payable, due in monthly installments of $390,
     plus interest at 10.5%, balance due March 2000                                  1,000
Note payable, due in monthly installments of $894,
     plus interest at .9%, balance due July 2001                                    18,000
                                                                                   -------
                                                                                    29,000
Less current portion                                                                23,000
                                                                                   -------
                                                                                    $6,000
                                                                                   =======

Total interest expense for the years ended December 31, 2000 and 1999 was $3,106,000 and $20,000 respectively, and is included in interest income, (expense) net.

As of December 31, 2000, the entire principal balance has been classified as current due to the likelihood the Company will be in default during 2001.

Note 5. Lease Commitments

Operating leases:

The Company leases its office facilities under various operating leases expiring at various times through fiscal 2005. Future minimum annual rental commitments under the lease agreements for the years ending December 31 are as follows:

2001                                                                 $   649,000
2002                                                                     552,000
2003                                                                     552,000
2004                                                                     387,000
2005                                                                      43,000
                                                                     -----------
                                                                     $ 2,183,000
                                                                     ===========

Total rent expense for the years ended December 31, 2000 and 1999 and was approximately $761,000 and $232,000, respectively.

Capital Leases:

The Company leases certain equipment under capital lease agreements that expire at various dates through December, 2003. At December 31, 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

Communications and computer equipment                                   $961,000
Less accumulated amortization                                            306,000
                                                                        --------
                                                                        $655,000
                                                                        ========

Future minimum lease payments under capital leases as December 31, 2000 are as follows:

2001                                                                    $368,000
2002                                                                     245,000
2003                                                                      54,000
                                                                        --------
Total minimum lease payments                                             667,000
Less amount representing interest                                         12,000
                                                                        --------
Present value of minimum capital lease payments                          655,000
Less current installments of obligations under capital leases            358,000
                                                                        --------
Obligations under capital leases, excluding current portion             $297,000
                                                                        ========


Note 6. Income Taxes

    No provision for federal income taxes has been recorded as the Company incurred net operating losses for all periods presented. The Company incurred state tax expense of $93,000 and $62,000 for the years ending December 31, 2000 and 1999, respectively. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance. Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

DEFERRED TAX ASSETS:                                     12/31/2000     12/31/1999
- --------------------                                     ----------     ----------
Accounts receivable principally due to
  allowance for doubtful accounts......................  $  269,000     $  192,000
Deferred revenue.......................................     181,000        289,000
Compensation expense...................................     398,000        129,000
Net operating loss carryforwards.......................   5,403,000        462,000
Amortization...........................................   6,605,000        173,000
Plant, property and equipment..........................     110,000             --
Other..................................................      76,000        117,000
                                                         ----------      ---------

Total gross deferred tax assets........................ $13,042,000     $1,362,000
Less valuation allowance...............................  12,763,000      1,255,000
Net deferred tax assets................................     279,000        107,000

Deferred Tax Liabilities
Plant and equipment, principally due to differences In
  depreciation and amounts capitalized................. $        --     $    15,000
Accrual to cash adjustments............................      55,000          92,000
Rebates................................................     224,000              --
                                                         ----------     -----------
Total deferred tax liabilities.........................     279,000         107,000
                                                         ----------     -----------

Net deferred tax assets................................  $        0     $         0
                                                         ==========     ==========

    At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13,051,000 which are available to offset future federal taxable income, if any, through 2020. At December 31, 2000 the Company also has net operating loss carryforwards for state income tax purposes of approximately $4,500,000, $7,900,000 and $1,300,000 which are available to offset future state taxable income, if any, through 2007, 2020, and 2005 in New Jersey, New York, and Connecticut respectively.

    In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and recognized subsequent to the acquisitions will be applied first to reduce to zero, any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as reduction of income tax expense. As of December 31, 2000, $275,000 of the Company's deferred asset pertains to acquired companies, the future benefits of which will be applied first to reduce to zero any goodwill and other noncurrent intangible related to the acquisitions prior to reducing the Company's income tax expense.

    Income tax expense differed from the expected benefit computed by applying the U.S. federal income tax rate of 34% to net loss as follows:

                                                         2000           1999
                                                      ----------     -----------
Computed expected tax benefit.......................  $(16,697,000)  $(1,358,000)
Increase (reduction) in income taxes resulting from:
Change in the federal valuation allowance...........     9,642,000       771,000
Amortization of goodwill............................     6,990,000       600,000
State tax net of federal benefit....................        62,000        41,000
Other, net..........................................        96,000         8,000
                                                      ------------     -----------
Income Tax Expense..................................  $     93,000     $   62,000



Note 7. Accrued Expenses and Other Accrued Liabilities

Accrued expenses and other accrued liabilities consist of the following:

                                                    December 31,     December 31,
                                                         2000             1999
                                                     ----------       ----------
Accrued compensation and related benefits              $566,000         $543,000
Post closing adjustments                                565,000          712,000
Sales & gross receipts taxes                            447,000               --
Other accruals                                          533,000          592,000
                                                     ----------       ----------
                                                     $2,111,000       $1,847,000
                                                     ==========       ==========

Note 8. Commitments

The Company and its operating subsidiaries have entered into several contracts with vendors that provide certain telephone related line access services with various expiration dates. Following are the commitments for each of the five years subsequent to December 31, 2000:

2001                                                                  $2,341,000
2002                                                                     532,000
2003                                                                       5,000
2004                                                                       5,000
2005                                                                       4,000
                                                                      ----------
Total                                                                 $2,887,000
                                                                      ==========

Note 9. Stockholders Equity

      (a) Initial Public Offering

In February 1999, we filed a registration statement under the Securities Act of 1933 to sell up to 2.9 million shares of common stock in our initial public offering. The offering closed on May 17, 1999. Expenses related to the initial public offering and direct offering costs incurred through December 31, 1999 were as follows:

           Underwriter's discounts and commissions              $2,900,000
           Accountants fees                                        386,000
           Legal fees                                              467,000
           Printing expenses                                       177,000
           Miscellaneous filing fees and expenses                  425,000
                                                               -----------

           Total                                                 4,355,000
                                                               ===========

      Net Proceeds                                             $24,645,000
                                                               ===========

      (b) Common Stock

Each stockholder of record is entitled to one vote for each outstanding share of our common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Holders of common stock participate with the holders of preferred stock in any dividend declared by our board of directors out of funds legally available for this purpose. After the payment of liquidation preferences to all holders of preferred stock, holders of common stock will receive on a pro rata basis all our remaining assets available for distribution to the stockholders in the event of our liquidation, dissolution or winding up. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of our capital stock. The outstanding shares of common stock are, and the shares of common stock offered in this offering will be, when issued and paid for, fully paid and non-assessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

      (c) Preferred Stock

The Company's board of directors is authorized, without further stockholder approval, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of BiznessOnline. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

      (d) Stock Options

Our 1999 stock incentive plan enables us to issue incentive and non-qualified stock options to deserving employees, directors and non-employees who perform services for the Company. Under this plan, we have reserved 1,500,000 shares of our authorized common stock for option grants. We believe that our stock incentive plan will enhance our ability to attract and retain key employees and other persons who are in a position to make significant contributions to our success. The vesting period for the options granted to employees is between three and five years.

Our 1999 non-employee director stock incentive plan enables us to issue non-qualified stock options to non-employee directors. Under this plan, we have reserved 250,000 shares of our authorized common stock for option grants. We believe that our non-employee director stock incentive plan will provide incentives for the continued service of these directors and for attracting new directors to our board.

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

                                                       2000      1999
                                                      ------    ------
      Expected life (years)                             10        10
      Interest rate                                    5.3%      6.3%
      Volatility                                        84%       64%
      Dividends                                          0         0

      The Black - Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information is as follows:

The pro forma compensation expense for the issuance of the options would have been $418 for 2000 and $912 for 1999. The Company recognized $167 of this expense on the 1999 financial statements, as these options were granted to a consultant of the Company and not an employee. If the entire amount had been recognized the pro forma net loss and earnings per share for the years would have been:

2000 Pro forma net loss                                                  $49,622
Basic and fully diluted loss per share                                     $5.40

1999 Pro forma net loss                                                   $4,800
Basic and fully diluted loss per share                                      $.83

      Option activity under the Company's stock option plans is summarized below:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
      Year ended December 31, 2000                  Shares           Price
      ----------------------------                 --------         --------
      Outstanding at beginning of year              400,375           $10.24
      Granted                                       565,875             4.94
      Expired or cancelled                         (189,400)            6.45
      Exercised                                          --               --
                                                   --------         --------

      Outstanding at end of year                    776,850            $7.30
                                                   ========         ========
      Exercisable at end of year                    179,833            $9.43


                                                                 Weighted Average
Year ended December 31, 1999                           Shares     Exercise Price
- ----------------------------                          --------   ----------------
Outstanding at beginning of year....................        0           0.00
Granted.............................................  412,675          10.23
Expired or cancelled................................  (12,300)         10.00
Exercised...........................................       --             --
                                                      -------         ------

Outstanding at end of year..........................  400,375         $10.24
                                                      =======         ======
Exercisable at end of year..........................   37,500         $14.00
                                                      =======         ======

      The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000:

      Options Outstanding

                                                         Weighted
                                                          Average
                                                      Remaining Years
              Exercise               Number             Of Contract
               Price               Outstanding              Life    Exercisable
               -------             -----------              ----    -----------
               4.875                 384,850                9.66       45,000
               5.633                  50,000                9.66           --
               8.500                  20,000                8.62        6,667
               8.934                  10,000                8.58        3,333
               9.375                  20,000                8.94        6,667
              10.000                 262,000                8.85       88,167
              15.000                  30,000                8.54       30,000
          -------------              -------                          -------
          4.875 - 15.00              776,850                          179,833
          =============              =======                          =======

      During 2000, the Company issued 220,000 shares to its attorney in exchange for a $605,000 note. The attorney agreed to discount 50% of fees payable until the note is repaid. Due to non-payment of fees, this transaction was rescinded in November, 2000.

      (e) Warrants

  During 2000 and 1999 the Company granted warrants to purchase common stock. A total of 1,025,000 warrants were granted during 2000 and 335,000 warrants were granted to representatives of the underwriters of our initial public offering and various consultants to the Company. The following table shows the number of warrants, the exercise price and date of expiration.

         Number            Exercise
       Outstanding           Price                     Expiration
       -----------         --------                    ----------
         200,000              5.63                         2010
         290,000             16.50                         2009
         550,000              3.50                         2010
         275,000              8.50                         2010
          30,000              7.00                         2004
          15,000              9.00                         2002
         -------             -----

Total  1,360,000             $7.73(weighted average)

We have accounted for these warrants using Statement of Financial Accounting Standards No. 123, accounting for Stock Based Compensation. The fair value for these warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

For the 290,000 warrants, an implied volatility of 0 was used resulting in no compensation expense. For the remainder of the warrants, a volatility of 84% and an interest rate of 5.3% were used. This resulted in a compensation expense, which the Company recognized during the respective years, for these warrants of $673,000 during 2000 and $155,000 during 1999. The 550,000 and the 275,000 warrants were issued to the Company's lender, The warrants were issued with shares of common stock to the lender have been estimated by an independent valuation to have a value of $5.4 million using (i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the NASDAQ National Market on the date of issuance for the shares. The fair value of the warrants and shares issued have been recorded as a discount to the related debt. This discount will be accreted as interest expense over the life of the loan. Approximately $1,135,000 in interest expense related to these warrants was recognized in 2000.

The 200,000 warrants were issued to Kaufman Bros. LLP in exchange for consulting services provided to the Company. During 2000, the Company recognized $673,000 of compensation expense related to these warrants.

Note 10. Employee Benefits

The Company maintains a plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees meeting age and service requirements. Eligible employees may elect to contribute up to 15% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may elect to contribute a discretionary amount to the 401 (k) Plan which would be allocated to the employees based upon the employees' contribution to the 401(k) Plan. There have been no discretionary contributions to date.

Note 11. Related Party Transactions

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

On December 29, 1999, and amended August 14, 2000, our Prime Communications, Inc. subsidiary entered into a lease with Prime Business Park, a company partially owned by three shareholders of the Company for approximately 10,420 square feet of office space with a monthly rent of $11,505.42 plus utilities and real estate taxes. The term of the lease is five years.

Note 12. Quarterly Financial Data (unaudited)

The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflect all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                         Year ended December 31, 2000
                                                                         In thousands, except share data
                                                           First           Second            Third             Fourth
                                                         Quarter           Quarter          Quarter            Quarter
                                                      -----------       -----------       -----------       -----------
      Net revenue                                     $     4,077       $     7,110       $     7,311       $     7,270
      Loss from operations                                 (3,292)           (5,238)           (4,795)          (32,890)
      Net loss                                             (3,392)           (6,277)           (5,690)          (33,900)

      Net loss per share, basic and diluted           $      (.39)      $     (0.69)      $     (0.60)      $     (3.57)
      Weighted average shares outstanding, basic
      and diluted                                       8,614,297         9,143,835         9,455,744         9,467,706

                                                                        Year ended December 31, 1999
                                                                       In thousands, except share data
                                                         First            Second            Third             Fourth
                                                        Quarter           Quarter          Quarter            Quarter
                                                      -----------       -----------       -----------       -----------
      Net revenue                                     $       424       $     1,237       $     2,141       $     2,939
      Loss from operations                                   (139)             (647)           (1,247)           (2,379)
      Net loss                                               (140)             (547)           (1,217)           (2,151)

      Net loss per share, basic and diluted           $      (.04)      $     (0.10)      $     (0.17)      $     (0.29)
      Weighted average shares outstanding, basic
      and diluted                                       3,325,497         5,260,299         6,986,419         7,436,792

Note 13. Subsequent Events (unaudited)

      Our cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only to approximately June 30, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an additional, substantial capital infusion. We do not believe that additional capital will be available to us.

      We have engaged Kaufman Bros. LP. as our financial advisor to explore strategic alternatives for the Company, which might include a merger, asset sale, or other comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations. In that case, our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as desired above, our common stock will nonetheless have no value.

      Any person considering an investment in any of our securities is urged to consider both the risk that we will cease operations at or around June 30, 2001, and the risk that our securities will be worthless even assuming completion of a strategic transaction. All statements set forth in this Form 10-K are qualified by reference to those facts.

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth information with respect to the executive officers and directors of the Company, including the principal occupation of those individuals for the past five years:

         Name               Age                                   Principal Occupation
Mark E. Munro                38      Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer of
                                     the Company since June 1998; From October 1996 until September 1997, President of
                                     Sales, Marketing and Distribution and Director of VSI Enterprises, Inc., a video conferencing equipment manufacturer; From August 1990 until 1996, Chief Executive
                                     Officer, Treasurer and Director of Eastern Telecom, Inc.; From September 1997 to June
                                     1998, managed personal investments.

S. Keith London              34      Director, Executive Vice President of the Company since June 1998; From October 1996 until August 1997, Director of Business Development for Eastern Telecom, Inc.; From
                                     March 1994 until October 1996, Associate Director at Geneva Corporate Finance, Inc.;
                                     From August 1997 to June 1998, assisted Mr. Munro reviewing prospective investment opportunities.

Robert A. Byrne              73      From 1975 until his retirement in 1990, Senior Vice President of the corporate trust division of Manufacturers Hanover Trust Company, now known as Chase Manhattan Bank;
                                     Director of this Company since 1999.

David Conboy                 44      Chief Executive Officer of Global 2000 Communications, Inc. since June 1994; Director of this Company since 1999.

John B. Fraser               66      Self-employed business consultant since January 1999; Director of Worldtex, Inc.;
                                     From 1994 to January 1999, President of Geneva Financial Corporation, an investment banking firm; From January 1999 to the present, a private investor; Director of this
                                     Company since 1999.

Joseph Luciano               52      Since September 1998, Chief Operating Officer of Program Planning Professionals, an
                                     international technologies project management consulting company; From 1983 to August
                                     1998, Chief Information Officer at Mars, Inc.; Director of this Company since 1999.

Joseph J. Sullivan, III      44      Since September 2000, Chief Operating Officer of the Company; From January 1997
                                     to September 2000, Vice President of Telecon Communications, a provider of telecommunication services; From June 1995 to January 1997, Vice President of
                                     Eastern Region Operations of Citizens Communications, a local telephone operations company.

Daniel J. Sullivan           43      Chief Financial Officer and Vice President of this Company since January 1999; From
                                     December 1997 through January 1999, controller of the Vitronics-Soltec division of a subsidiary of Dover Corporation, a manufacturer of capital equipment for the electronics industry; From April 1994 until December 1997, vice president and controller of Vitronics Corporation, a manufacturer of capital equipment for the electronics industry which traded on the American Stock Exchange prior to its acquisition by Dover Corporation in 1997.

     There are no family relationships between any of the foregoing persons.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied with the exception of a Form 5 filed by John B. Fraser, a director, reporting an acquisition of securities by his spouse for which a Form 4 was not timely filed. Mr. Fraser disclaims beneficial ownership of shares of the Company's common stock held solely in his spouse's name. Additionally, a Form 5 by Mr. Conboy was not timely filed reporting ownership of shares of the Company's common stock issued to Mr. Conboy and his spouse as compensation pursuant to their employment agreements by the Company as approved by the Board of Directors prior to issuance. Mr. Conboy disclaims beneficial ownership of shares of the Company's common stock held solely by his spouse.

Item 11. EXECUTIVE COMPENSATION.

      The following table provides certain summary information with respect to the compensation earned by each of the named executive officers for fiscal years ended December 31, 1999 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation          Long Term Compensation Award(s)
                                                    -------------------          -------------------------------
           Name and Principal Position               Year       Salary$         Bonus$           Stock Option(s) (#)
           ---------------------------               ----       -------         ------           -------------------
                  Mark E. Munro                      2000       125,000            0                    50,000
  Chairman, President, Treasurer, Secretary and      1999       125,000         50,000                    0
             Chief Executive Officer                 1998        7,692             0                      0

                 S. Keith London                     2000        80,000         11,250                  20,000
            Executive Vice President                 1999        80,000         50,000                  25,000

             Joseph J. Sullivan, III                 2000        95,750            0                    10,000
             Chief Operating Officer                 1999          0               0                      0

               Daniel J. Sullivan
           Chief Financial Officer and               2000       125,000            0                    20,000
                 Vice President                      1999       115,384         35,000                  90,000

      Any perquisites or other personal benefits received from the Company by any of the named executives that were less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10 percent of the individual's annual salary and bonus) are omitted.

Option/SAR Grants Table. The following table sets forth certain information regarding options granted during fiscal 2000 to the named executive officers of the Company appearing in the Summary Compensation Table. No stock appreciation rights were granted during such year.

                      Option/SAR Grants in Last Fiscal Year

            Name               Number of Securities      Percentage of Total      Exercise Price         Expiration
            ----               --------------------      -------------------      --------------         ----------
                                Underlying Options        Options Granted to       ($/per share)             Date
                                ------------------        ------------------       -------------             ----
                                      Granted          Employees in Fiscal 2000
                                      -------          ------------------------
Mark E. Munro (1)                      50,000                   10.03%                 5.363       May 5, 2010

S. Keith London (2)                    20,000                    4.01%                 4.875       May 5, 2010

Joseph J. Sullivan III(3)              10,000                    2.00%                 4.875       May 5, 2010

Daniel J. Sullivan (2)                 20,000                    4.01%                 4.875       May 5, 2010

(1) The option for 50,000 shares of common stock vests in 3 equal annual installments commencing on May 5, 2001.

(2) The option for 20,000 shares of common stock vests in 3 equal annual installments commencing on May 5, 2001.

(3) The option for 10,000 shares of common stock vests in 3 equal annual installments commencing on May 5, 2001.

Year-end Option Table. The following table sets forth certain information regarding stock options held as of December 31, 2000 for the named executive officers of the Company appearing in the Summary Compensation Table. No stock options were exercised by any named executive officers during fiscal 2000.

                                  Number of Securities Underlying Unexercised Options
                                                Held at Fiscal Year End

                    Name                Exercisable                Unexercisable
                    ----                -----------                -------------
            Mark E. Munro                    0                        50,000
            S. Keith London                5,000                      40,000

            Daniel J. Sullivan             23,333                     86,667

            Joseph J. Sullivan               0                        10,000

      Value is based upon the last sales price of $0.2031 per share on December 29, 2000 as reported by NASDAQ. As of December 31, 2000, none of the options listed above were in-the-money.

Compensation of Directors. Directors who are also employees of the Company receive no additional compensation for attendance at board meetings. Non-employee directors receive $7,500 per year plus reimbursement for out-of-pocket expenses, incurred in attending the meetings. Non-employee directors also receive stock options pursuant to the 1999 Non-Employee Director Stock Incentive Plan, as amended. Messrs. Byrne, Luciano, and Fraser each received options under the 1999 Non-employee Director Stock Incentive Plan to purchase 22,500 shares of the Company's Common Stock exercisable for $4.875 per share, said options vesting as to 15,000 shares on May 5, 2000 and as to 7,500 shares on May 5, 2001. Additionally, on January 17, 2001, they each received options to purchase 22,500 shares of the Company's common stock exercisable for $.20 per share, said options vesting annually in three equal installments commencing January 17, 2001 and an option to purchase 7,500 shares also at $.20 per share vesting fully on January 17, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 23, 2001, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the directors of the Company, (iii) the Chief Executive Officer and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2000 (the "Named Executive Officers") and (iv) all executive officers and directors of the Company, as a group.

                                                                                           Amount and Nature of
                                                                                          Benificial Ownership (1)
                                                                                          ------------------------
                                                                                      Number of             Percentage
           Name and Address                              Title                       Shares Owned            Owned (2)
           ----------------                              -----                       ------------           -----------
Mark E. Munro (3)                             CEO, President, Secretary,               2,696,775               26.98%
   1720 Route 34                                Treasurer and Director
    PO Box 1347
    Wall, NJ  07719

Susan Munro (4)                                                                        2,696,775               26.98%
    1720 Route 34                                         --
    PO Box 1347
    Wall, NJ  07719

S. Keith London                                Executive Vice President                  420,801                4.21%
    1720 Route 34                                    and Director
    PO Box 1347
    Wall, NJ  07719

David Conboy (5)                                       Director                          333,384                3.34%
    1840 Western Avenue
    Albany, NY  12203

Joseph Luciano (6)                                     Director                           45,000                    *
    548 West Shore Trail
    Sparta, NJ  07871

John B. Fraser (7)                                     Director                           63,000                    *
    1172 Park Avenue
    New York, NY  10128

Robert Byrne (6)                                       Director                           45,000                    *
    3810 Quail Ridge Drive
    Boynton Beach, FL  33436

Daniel J. Sullivan (6)                          Chief Financial Officer                   40,000                    *
   1720 Route 34                                  and Vice President
   PO Box 1347
   Wall, NJ  07719

Joseph J. Sullivan, III (8)                     Chief Operating Officer                  306,249                3.07%
   1720 Route 34
   PO Box 1347
   Wall, NJ  07719

All current directors, director                                                        3,950,209               38.72%
nominees and executive officers (8
persons)

- ----------------------

* Less than 1%.

(1) The number of shares beneficially owned by each director, executive officer and stockholder is determined under the rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 23, 2001 through the exercise of any stock option or other right ("Presently Exercisable Options"). The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Number of shares deemed outstanding includes shares of Common Stock as of March 23, 2001, plus any shares subject to Presently Exercisable Options held by the person in question.

(3) Mr. Munro's shares include 1,337,554 shares of Common Stock owned by Mr. Munro's wife, Susan Munro, as to which Mr. Munro disclaims beneficial ownership. Mr. Munro's shares also include 16,667 shares which may be acquired pursuant to Presently Exercisable Options.

(4) Mrs. Munro's shares include 1,342,554 shares of Common Stock owned by Mrs. Munro's husband, Mark Munro, as to which Mrs. Munro disclaims beneficial ownership. Additionally, Mrs. Munro's shares include 16,667 shares which may be acquired pursuant to Presently Exercisable Options by Mr. Munro as to which she disclaims beneficial ownership.

(5) Mr. Conboy's shares include 158,359 shares of Common Stock owned by Mr. Conboy's wife, Lorin Beller, as to which Mr. Conboy disclaims beneficial ownership. Additionally, Mr. Conboy's shares include 8,333 shares which may be acquired by Mr. Conboy pursuant to Presently Exerciseable Options, and 8,333 shares which may be acquired by Mr. Conboy's spouse pursuant to Presently Exercisable Options as to which he disclaims beneficial ownership.

(6) The shares owned by Messrs. Luciano, Byrne, and Sullivan represent shares which may be acquired pursuant to Presently Exercisable Options.

(7) Mr. Fraser's shares include 30,000 shares which may be acquired pursuant to Presently Exercisable Stock Options and 15,000 shares owned by Mr. Fraser's spouse as to which Mr. Fraser disclaims beneficial ownership.

(8) Mr. Joseph Sullivan's shares include 3,333 shares which may be acquired pursuant to Presently Exercisable Options.

Item 13. Certain Relationships and Related Transactions

      In connection with our negotiated, arms-length acquisition of Global 2000 Communications, Inc. on January 31, 1999, we issued a total of 204,000 shares of common stock to David Conboy (appointed as a director of the Company on February 24, 1999), and his wife Lorin Beller, and promissory notes in the aggregate principal amount of $435,000. The notes were repaid on May 17, 1999.

      On February 1, 1999, our Global 2000 Communications, Inc. subsidiary entered into a lease with Mr. Conboy and his wife for approximately 2,000 square feet of office space with a monthly rent of $2,000 plus utilities. This lease was terminated effective September 30, 2000.

      On December 29, 1999, and amended August 14, 2000, our Prime Communications, Inc. subsidiary entered into a lease with Prime Business Park, a company partially owned by three shareholders of the Company for approximately 10,420 square feet of office space with a monthly rent of $11,505.42 plus utilities and real estate taxes. The term of the lease is five years.

Item 14. Exhibits and Financial Statements Schedules

(a) Consolidated Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Company are included in
Item 8

                                                                            Page
                                                                            ----

(1)   (a) Report of KPMG LLP, Independent Auditors .........................  32

      (b) Consolidated Financial Statements ................................  33

            (i)   Consolidated Balance Sheets as of December 31,
                  2000 and 1999

            (ii) Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period July 1, 1998 (date of inception) through December 31, 1998

            (iii) Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 2000 and 1999

            (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

            (v)   Consolidated Notes to Financial Statements

(2) Consolidated Financial Statement Schedules

      (a) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or have been incorporated into the financial statements and therefore have been omitted.

(3) For a list of exhibits filed herewith or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission, refer to the exhibit index beginning on page 58. The registrant will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BiznessOnline.com, Inc.


Date: March 28,2001                            By:  /s/ Mark E. Munro
                                                    ----------------------
                                                    Mark E. Munro
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Title                                    Date
         ---------                 -----                                    ----
/s/ Mark E. Munro                  Chairman of the Board and                March 28, 2001
- -----------------------            Chief Executive Officer
Mark E. Munro                      (Principal Executive Officer)

/s/ Daniel J. Sullivan             Vice President and Chief                 March 28, 2001
- -----------------------            Financial Officer (Principal
Daniel J. Sullivan                 Financial and Accounting Officer)

/s/ S. Keith London                Executive Vice President and             March 28, 2001
- -----------------------            Director
S. Keith London

/s/ John Fraser                    Director                                 March 28, 2001
- -----------------------
John Fraser

/s/ Joseph Luciano                 Director                                 March 28, 2001
- -----------------------
Joseph Luciano

/s/ Robert Byrne                   Director                                March 28, 2001
- -----------------------
Robert Byrne

                                  Exhibit Index

Exhibit
Numbers                         Description of Exhibit
- -------                         ----------------------

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

10.2 Merger Agreement among the Company, Insite Internet II Acquisition Company, Borg Internet Services,, Inc. ("Borg") and the shareholders of Borg (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, File No. 333-73067, as declared effective on May 11, 1999, and incorporated herein by reference).

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

10.17 Merger Agreement among the Company, BOL Acquisition Co. V, Inc., NECAnet, Inc., New England Computer Associates, Inc. and the Stockholders of NECAnet and New England Computer Associates (Filed as Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 15, 1999, and incorporated herein by reference).

10.18 Asset Purchase Agreement among the Company, BOL Acquisition Co. VII, Inc., Cyberzone, LLC and the members of Cyberzone (Filed as Exhibit
            10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 15, 1999, and incorporated herein by reference).

10.19 Merger Agreement among the Company, BOL Acquisition Co. X, Inc., Prime Communication Systems, Incorporated and the Stockholders of Prime (Filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed on November 15, 1999, and incorporated herein by reference).

10.20 Nontransferable Common Stock Purchase Warrant of the Company in favor of The Research Works, Inc. dated October 27, 1999 (Filed as
            Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.21 Letter Agreement between the Company and Neidiger Tucker Bruner, Inc. dated October 27, 1999 (Filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.22* Employment Agreement with Anthony Bruno dated as of May 22, 1999, as amended by the First Amendment to Employment Agreement, dated as of May 22, 1999. (Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.23* First Amendment to Employment Agreement with Anthony Bruno, dated as of March 24, 2000. (Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.24* First Amendment to Employment Agreement with Daniel J. Sullivan, dated as of March 24, 2000 (Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.25 Merger Agreement among the Company, BOL Acquisition Co. II, Inc., Telesupport, Inc., and the Stockholders of Telesupport dated December 5, 1999 (Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.26 Asset Purchase Agreement among the Company, BOL Acquisition Co. III, Inc., Telecon Communications, Corp. and the stockholders of Telecon Communications, Corp. dated December 5, 1999 (Filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.27 Letter Agreement between the Company and Prudential Securities Incorporated dated March 15, 2000 (Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.28 Credit Facility Agreement among the Company and each of its direct and indirect Subsidiaries and MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.29 Term Loan Note of the Company and each of its direct and indirect Subsidiaries in favor of MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.30 Master Security Agreement, Collateral Assignment and Equity Pledge among the Company and each of its direct and indirect Subsidiaries and MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit
            10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.31 Warrant Agreement between the Company and MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.32 Escrow And Account Collateral Agreement among the Company and each of its direct and indirect Subsidiaries, Riggs Bank, N.A. and MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.33 Intellectual Property Security Agreement between the Company and MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.34 Intellectual Property Security Agreement between Caravela Software, Inc. and MCG Finance Corporation dated March 16, 2000 (Filed as
            Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.35 Intellectual Property Security Agreement between Global 2000 Communications, Inc. and MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.36 Intellectual Property Security Agreement between Infoboard, Inc. and MCG Finance Corporation dated March 16, 2000 (Filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.37 Letter Agreement between the Company and Waller Capital Corporation dated March 17, 2000 (Filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

10.38 Agreement and Plan of Merger by and among the Company, BOL Acquisition Co. XIII, Inc., Integration, Inc. and the stockholders of Integration, Inc. dated June 13, 2000 (Filed as Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed on August 11, 2000, and incorporated herein by reference).

10.39 Letter Agreement between the Company and Kaufman Bros., L.P., dated June 20, 2000 (Filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed on August 11, 2000, and incorporated herein by reference).

10.40 Warrant issued to Kaufman Bros., L.P. to purchase the Company's common stock dated June 20, 2000 (Filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed on August 11, 2000, and incorporated herein by reference).

10.41 Amendment Number One to BiznessOnline.com, Inc. Loan Documents among the Company and each of its subsidiaries and MCG Finance Corporation dated as of December 11, 2000.

10.42 Amended and Restated Term Loan Note of the Company and each of its direct and indirect subsidiaries in the principal amount of $11,333,900 in favor of MCG Finance Corporation.

10.43 Amended and Restated Term Loan Note of the Company and each of its direct and indirect subsidiaries in the principal amount of $5,666,100 in favor of MCG Finance Corporation.

10.44 Supplement to Master Security Agreement, Collateral Assignment and Pledge, dated as of December 13, 2000 by the Company and each of its direct and indirect subsidiaries in favor of MCG Finance Corporation.

11.1        Calculation of Earnings per share

21.1        Subsidiaries of the registrant

23.1        Consent of KPMG, LLP, Independent Auditors

* Management contract or compensatory plan or arrangement.