Form 10-Q
period 2001-03-31
BIZNESS ONLINE COM
filed 2001-05-15
CIK 1079406

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

          Commission file number  0-25957

BIZNESSONLINE.COM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1519132
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1720 ROUTE 34
P.O. BOX 1347
WALL, NEW JERSEY 07719
(732) 280-6408
(732) 280-6409 (FAX)
(Address and telephone number of principal executive offices and principal place of business including zip code and area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

          The number of shares outstanding of the Registrant’s Common Stock as of May 3, 2001 was 9,966,572.

BiznessOnline.com, Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2001

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BiznessOnline.com, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$585	$687
Accounts receivable, net of allowance for bad debts of $1,245 and $1,432, respectively	4,735	4,894
Prepaid expenses and other current assets	649	814
Total current assets	5,969	6,395
Property and equipment, net	5,311	5,846
Goodwill and intangibles, net	8,699	10,148
Other assets	320	248
Total assets	$20,299	$22,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$16,500	$11,389
Current portion of obligations under capital leases	314	358
Accounts payable	3,562	4,449
Income tax payable	4	50
Accrued expenses	2,446	2,111
Deferred revenue	2,272	1,812
Total current liabilities	25,098	20,169
Capital leases, net of current portion	284	297
Total liabilities	25,382	20,466

Stockholders’ equity (deficit)
Preferred stock	-	-
Common stock	99	96
Additional paid in capital	55,601	55,460
Accumulated deficit	(60,783)	(53,385)

Total stockholders’ equity (deficit)	(5,083)	2,171
Total liabilities and stockholders’ equity (deficit)	$20,299	$22,637

See accompanying notes to unaudited condensed consolidated financial statements.

BiznessOnline.com, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2001	2000
Revenues	$7,058	$4,077
Costs and expenses:
Connectivity and operations	4,985	3,359
Sales and marketing	771	1,087
General and administrative	1,187	779
Depreciation	645	405
Amortization	1,448	1,739
Total costs and expenses	9,036	7,369
Loss from operations	(1,978)	(3,292)
Other expense	-	-
Interest income (expense), net	(5,418)	4
Loss before income taxes	(7,396)	(3,288)
Income taxes	2	94
Net loss	$(7,398)	$(3,382)
Net loss per share, basic and assuming dilution	$(0.76)	$(0.39)
Weighted average shares outstanding, basic and assuming dilution	9,781,482	8,614,297

See accompanying notes to unaudited condensed consolidated financial statements.

BiznessOnline.com, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2001	2000
Net loss	$(7,398)	$(3,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,094	2,144
Amortization of debt warrants	4,429
Allowance for bad debt	526	-
Changes in net assets and liabilities:
Increase in accounts receivable-trade	(366)	(275)
Change in other current assets	165	(225)
Decrease in accounts payable	(887)	(476)
Increase in accrued expenses	460	318
Decrease in income taxes payable	(46)	(48)
Decrease in deferred revenue	460	193
Net cash used by operating activities	(563)	(1,751)
Cash flows from investing activities:
Capital expenditures	(109)	(1,003)
Change in other assets	(73)	(3)
Acquisition of businesses, net of cash acquired	-	(13,849)

Net cash (used in) investing activities	(182)	(14,855)
Cash flows from financing activities:
Repayments of capital lease obligations	(57)	(23)
Repayment of long term debt	-	(29)
Proceeds from issuance of long term debt	700	14,653
Net cash from financing activities	643	14,601
Net change in cash	(102)	(2,005)
Cash at beginning of period	687	7,481
Cash at end of period	$585	$5,476

Cash paid for interest	$1,361	$3
Income taxes paid	143	142
Non - cash investing and financing
Issuance of common stock for acquisitions	$124	$2,386
Issuance of common stock and warrants in connection with issuance of long term debt	-	5,336

See accompanying notes to unaudited condensed consolidated financial statements.

BiznessOnline.com, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (deficit)
(unaudited)
(In thousands, except share data)
Three Months Ended March 31, 2001

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance December 31, 2000	9,575,763	$96	-	$-	$55,460	$(53,385)	$2,171
Retirement of common stock for post closing adjustment	(209,191)	(3)	-	-	(61)	-	(64)
Note receivable for stock	-	-	-	-	20	-	20
Issuance of common stock for acquisitions	600,000	6	-	-	182	-	188
Net loss	-	-	-	-	-	(7,398)	(7,398)
Balance March 31, 2001	9,966,572	$99	-	$-	$55,601	$(60,783)	($5,083)

See accompanying notes to unaudited condensed consolidated financial statements.

BiznessOnline.com, Inc.
Notes to Condensed Consolidated Financial Statements

1)          Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries(hereinafter collectively referred to as the “Company”, “we”, “our” or “us”).  We derive revenue from providing enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, high speed Internet access and dial-up Internet access.  Also, as a result of our acquisition of Telecon Communications Corp. on March 31, 2000, we now resell local and long distance telephone service in New York. Prior to the acquisition of Telecon, we operated in one business segment. With the acquisition of Telecon, we now operate two business segments.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2)          Debt

             On March 16, 2000, we closed a $15 million senior secured credit facility.  On December 13, 2000 we amended the facility to increase the amount to $17 million and amended some of the covenants. We used the initial proceeds of this facility to fund the cash purchase price of Telecon Communications Corp.  The credit facility is secured by all the assets of the Company and its operating subsidiaries. In connection with such original financing, the Lender received certain cash fees, 71,429 shares of common stock, and warrants to purchase 559,186 shares of common stock at $7.00 per share, and 279,593 shares of common stock at $12.00 per share, subject to certain anti-dilution and other adjustments.  In connection with the December 13, 2000 amendment to the credit facility, because we did not achieve certain strategic milestones on or before March 31, 2001, we are obligated to repurchase all such outstanding warrants held by the Lender for $100 and to issue additional shares and new warrants (subject to certain anti-dilution and other adjustments) to the Lender as follows:

•            690,328 shares of  common stock;
•            warrants to purchase 659,775 shares of common stock at a nominal exercise price;
•            warrants to purchase 375,487 shares of common stock at an exercise price equal to $.507025 per share;
•            warrants to purchase 550,000 shares of common stock at an exercise price of $3.50 per share; and
•            warrants to purchase 275,000 shares of common stock at an exercise price of $8.50 per share.

The warrants and shares of common stock issued to the Lender in connection with the initial financing have been estimated by an independent valuation  to have a value of $5.4 million using (i) the Black-Scholes method of valuation for the warrants, and (ii) the  closing price on the NASDAQ National Market on the date of issuance for the shares. The fair value of the warrants and shares issued were recorded as a discount to the related debt and was being accreted as interest expense over the life of the loan.  As of March 31, 2001, since we were in default under the terms of the loan, the remaining discount of $4.1 million has been fully accreted as expense.  Beginning in February 2002, pursuant to the included loan agreement and each quarter thereafter, the principal amount of the indebtedness is to be repaid using the following schedule without consideration of default:

February 2002	3.75% of outstanding principal
May 2002, August 2002, November 2002 and February 2003,
May 2003, August 2003, November 2003, February 2004,
May 2004, August 2004 and November 2004	6.25% of outstanding principal
February 2005	remaining principal

As of March 31, 2001, the entire principal balance has been classified as current at its full redemption value since we were in default under the terms of the loan.

The fair value of shares and warrants issuable during the quarter due to not attaining the strategic milestones was estimated at $269,000 and was recorded as interest expense.  We are currently renegotiating our credit facility and consequently have not yet issued these instruments, but have accrued the costs. Additionally, under our loan amendment, we are contractually obligated to issue to the Lender additional warrants to purchase shares of our common stock sufficient to represent 5% of our issued and outstanding shares of common stock on a fully diluted basis at the end of each quarterly period, at a nominal exercise price, commencing with the quarter ending June 30, 2001, for our continued failure to achieve these milestones which include the potential sale of the Company.

Additionally, the loss per share excludes the 690,328 shares and warrants as noted above as they have not been issued and because we are currently renegotiating the facility.  Inclusion of the amounts would cause the loss per share to be smaller.

3)          Related Party Transactions

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

On December 29, 1999, and amended August 14, 2000, our Prime Communications, Inc. subsidiary entered into a lease with Prime Business Park, a company partially owned by three shareholders of the Company for approximately 10,420 square feet of office space with a monthly rent of $11,505 plus utilities and real estate taxes.  The term of the lease is five years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in this filing on Form 10-Q and in conjunction with our audited financial statements included in our Form 10-K filed on April 2, 2001.

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

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired our first Internet service provider.  We acquired four additional Internet service providers on May 17, 1999 in conjunction with our initial public offering, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999,  a web hosting company on September 30, 1999, an Internet service provider on December 14, 1999, an Internet service provider on December 15, 1999, an Internet service provider on December 29, 1999, a competitive local exchange carrier on March 31, 2000, an Internet service provider on March 31, 2000 and an Internet service provider on June 30, 2000.

We recorded revenue of $7.1 million during the quarter, an increase of $3.0 million, or 73%, from $4.1 million in the first quarter of 2000.  The increase was a result of the acquisitions we completed during the first half of 2000, combined with internal growth.

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

	Quarter Ended
	March 31
	2001	2000
Connectivity and operations	70.6%	82.3%
Sales and marketing	10.9%	26.7%
General and administrative	16.8%	19.1%

Connectivity and operations expenses increased $1.6 million, from $3.4 million to $5.0 million.  The increase was primarily a result of the acquisitions we completed during the first half of 2000.

Sales and marketing expenses decreased $.3 million, from $1.1 million to $.8 million.  The decrease is primarily attributable to less advertising during 2001.

General and administrative expenses increased $.4 million, from $.8 million to $1.2 million.  The increase was primarily a result of the acquisitions we completed during the first half of 2000.

Depreciation expense increased $.2 million, from $.4 million to $.6 million.  The increase was a result of the acquisitions completed during the first half of 2000 along with the capital equipment purchased during the first half of 2000.  These purchases were related to the integration of the common billing and accounting systems and the building of our data centers in Albany, New York, Amherst, New York and Hartford, Connecticut.  Depreciation expense will continue to increase as our Internet service providers increase their networks to support new and existing subscribers.

Amortization expense decreased $.3 million, from $1.7 million to $1.4 million.  The decrease was a result of the write down of goodwill which occurred in the fourth quarter of 2000.  However, if we were to acquire additional companies, our amortization expense could increase.  Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years.  We also assess the recoverability of our intangible assets by determining whether the amortization over the remaining life  can be recovered through undiscounted future operating cash flows.  The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.  The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Interest income (expense), net

Interest expense, net was $5.4 million for the quarter ended March 31, 2001, as compared to interest income, net of $4,000 during the same period of 2000.  The difference was a result of interest expense on our outstanding debt during 2001 of $1.1 million on the debt we issued during the first quarter of 2000 and the expensing of the remaining discount on the debt of $4.3 million.

Net loss for the quarter ended March 31, 2001 was $7.4 million, or $0.76 per share, as compared to $3.4 million, or $0.39 per share during 2000.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

We recorded revenue of $4.1 million during the quarter, an increase of $3.7 million, or 862%, from $.4 million in the first quarter of 1999.  The increase was a result of the acquisitions we completed during 1999, combined with internal growth.

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

Sales and marketing expenses increased $.9 million, from $.2 million to $1.1 million.  The increase is primarily attributable to the acquisitions we completed during 1999, combined with the 15 new sales people hired during the first quarter of 2000.  We also increased our advertising expenses as we entered new markets and build a comprehensive sales and marketing team.

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

Amortization expense increased $1.6 million,  from $.1 million to $1.7 million.  This increase was a result of goodwill resulting from the acquisitions completed during 1999.   Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years.

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

Liquidity and Capital Resources

At March 31, 2001, we had $.6 million of cash and cash equivalents, a decrease of $.1 million from December 31, 2000.   Net cash used by operating activities was $.6 million.  Net cash used for investing activities was $.2 million.  Net cash provided by financing activities was $.7 million, primarily as a result of additional borrowings under our  $17 million senior secured credit facility with MCG Finance Corporation.

Our existing cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated operating cash needs.  In order to continue operations, we will need to restructure our existing debt and may require an additional cash infusion.  In view of the relatively tight capital markets that we have experienced during recent months, we can provide no assurance that we will be able to restructure our existing debt or that additional capital will be available to us to fund our cash requirements.

We have engaged Kaufman Bros., L.P. as our financial advisor to explore strategic alternatives for the Company, which might include a merger, asset sale, or other comparable transaction or a financial restructuring.

Investors in our securities should consider the risk that we may be required to cease operations during the year or thereafter, particularly if we are unsuccessful in acquiring a capital infusion, restructuring our debt or completing a strategic transaction as described above, in which case our common stock may have no value.  All statements set forth in this Form 10-Q are qualified by reference to those facts.

NASDAQ Delisting and Liquidity of Common Stock

On August 4, 2000, NASDAQ informed us that we had failed to comply with continued listing requirements and commenced an action to delist our common stock from the National Market System.  We appealed the decision and requested an extension of time to comply with the National Market standards.  NASDAQ denied our appeal and effective October 2, 2000 our common stock was delisted from the NASDAQ National Market.  Our stock immediately began trading on the  over-the-counter electronic bulletin board sponsored by NASDAQ.  The delisting of our common stock  may result in limited release of the market price of the common stock and limited news coverage of our company and could restrict investors’ interest in the common stock and materially adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.  In addition, our common stock could be subject to  Rule 15g-9 under the Securities Exchange act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction.  In such case, our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market.  Such requirements could severely limit the liquidity of our common stock.

Matters Involving Senior Debt

As of March 31, 2001, we were not in compliance with the requirements under our $17 million senior credit facility, under certain of the financial covenants.  If the default is not cured, or waived by the Lender, the Lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, and/or foreclosure on our assets securing the debt.  If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders.  Under the terms of the credit facility, we are obligated to issue 690,328 additional shares of common stock to the Lender, as well as grant warrants to purchase an additional: 659,775 shares at a nominal price; 375,487 shares at $ .507028 per share; and 825,000 shares at $3.50 (as to 550,000 shares) and $8.50 (as to 275,000 shares) to replace the existing warrants issued to the Lender.  These issuances have not yet occurred; however, we have accrued the costs of these contractual obligations as additional interest expense.  Also, at June 30, 2001, unless certain conditions are met, we will grant the lender an additional warrant to purchase approximately 700,000 shares of common stock. These contingent issuances have been excluded from the calculation of net loss per share.

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the three months ended March 31, 2001.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Statement 133 changes the previous accounting definition of “derivative” which focused on freestanding contracts like options and forwards, including futures and swaps, expanding it to include embedded derivatives and many commodity contracts.  Under Statement 133, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value.  Statement 133 requires that changes in the derivative fair value be recognized currently in earnings unless specified hedge accounting criteria are met.  This Statement as amended by Statement 137 is effective for fiscal years beginning after June 15, 2000.  Statement 133 did not have a material impact on our financial position or results of operations upon adoption effective January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements.  The Company was required to adopt this accounting guidance, as amended by SAB 101A, no later than the first quarter of fiscal 2001.  The company believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, SAB 101s adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended, and have not previously been reported in a quarterly report on Form 10-Q, or an annual report on Form 10-K:

1.          On January 19, 2001, BiznessOnline.com, Inc. issued an aggregate of 600,000 shares of its common stock to the three former stockholders of Telecon Communications Corp. and Telesupport, Inc., companies which were acquired by BiznessOnline.com, Inc. in March 2000.  The shares were issued in settlement of certain “earn-out” rights of the former stockholders arising from the acquisitions.  The issuance of such shares was made in a transaction not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act and Rule 506 thereunder.  Each former stockholders acknowledged and represented to the Company in writing that he or she was (i) an “accredited investor” within the meaning of Regulation D, and (ii) knowledgeable, sophisticated and experienced in making investment decisions.  Each former stockholder acknowledged and represented to the Company in writing that he or she understood and agreed that the shares of common stock to be issued in such transaction: were not registered under the Securities Act of 1933; were being acquired solely for each person’s own account without any present intention of resale or distribution; and would not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration.  Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters relating to the acquisition of the common stock of the Company.

             (d)  Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

                           (i) The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.

                           (ii)  From the effective date of the initial public offering registration through March 31, 2001, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

Repayment of promissory notes to the stockholders of Global 2000 Communications, Inc.	$580,000
Payment of the cash portion of the purchase price due to the four Internet service providers we acquired in May 1999	5,730,000
Acquisition of Ascent Networking	1,050,000
Acquisition of WebWay, LLC	830,000
Acquisition of Infoboard, Inc.	1,380,000
Acquisition of Cyberzone, LLC	1,900,000
Acquisition of NECAnet, Inc.	1,575,000
Acquisition of Prime Communications Systems, Incorporated	1,240,000
Repayment of indebtedness of Internet service providers	342,000
Purchases of capital equipment, primarily relating to our data center in Albany, NY	6,736,000

Total	$21,363,000

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:
             (11) Statement re Computation of Per Share Earnings

(b)        Reports on Form 8-K:

   None

SIGNATURES

             Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2001	BiznessOnline.com, Inc.

By /s/Daniel J. Sullivan
Daniel J. Sullivan
Vice President and Chief Financial Officer
(Authorized Officer on behalf of Registrant and
Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
11	Statement re Computation of Per Share Earnings