Form 10-Q
period 2001-06-30
BIZNESS ONLINE COM
filed 2001-08-10
CIK 1079406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25957

                            ------------------------

                            BIZNESSONLINE.COM, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

                  DELAWARE                                      06-15191132
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Registrant's Common Stock as of August 3, 2001 was 10,826,538.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BIZNESSONLINE.COM, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

INDEX

Part I--Financial Information

  Item 1        Condensed Consolidated Balance Sheets as of June 30, 2001
                  (unaudited) and December 31, 2000.........................         1

                Condensed Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 2001 and 2000
                  (unaudited)...............................................         2

                Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2001 and 2000 (unaudited)...........         3

                Condensed Consolidated Statement of Stockholder's Equity for
                  the Six Months Ended June 30, 2001 (unaudited)............         4

                Notes to Condensed Consolidated Financial Statements........         5

  Item 2        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................         7

  Item 3        Quantitative and Qualitative Disclosure About Market Risk...        11

Part II--Other Information

  Item 2        Changes in Securities and Use of Proceeds...................        12

  Item 6        Exhibits and Reports on Form 8-K............................        12

Signatures..................................................................        13

Exhibit Index...............................................................        14

                         PART I--FINANCIAL INFORMATION

              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            BIZNESSONLINE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,013        $   687
  Accounts receivable, net of allowance for bad debts of
    $1,486 and $1,432, respectively.........................      4,562          4,894
  Prepaid expenses and other current assets.................        117            814
                                                                -------        -------
  Total current assets......................................      5,692          6,395

Property and equipment, net.................................      4,672          5,846
Goodwill and intangibles, net...............................      6,912         10,148
Other assets................................................        293            248
                                                                -------        -------
Total assets................................................    $17,569        $22,637
                                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt......................    $17,000        $11,389
  Current portion of obligations under capital leases.......        268            358
  Accounts payable..........................................      4,405          4,449
  Income tax payable........................................         12             50
  Accrued expenses..........................................      2,112          2,111
  Deferred revenue..........................................      2,230          1,812
                                                                -------        -------
Total current liabilities...................................     26,027         20,169

Long term Debt..............................................         --
Capital leases, net of current portion......................        286            297
                                                                -------        -------

Total liabilities...........................................     26,313         20,466

Stockholders' equity:
  Preferred stock...........................................         --             --
  Common stock..............................................         99             96
  Additional paid in capital................................     55,601         55,460
  Accumulated deficit.......................................    (64,444)       (53,385)
                                                                -------        -------

Total stockholders' equity..................................     (8,744)         2,171
                                                                -------        -------
Total liabilities and stockholders' equity..................    $17,569        $22,637
                                                                =======        =======

     See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    ---------------------   ---------------------
                                                      2001        2000        2001        2000
                                                    ---------   ---------   ---------   ---------
Revenues..........................................  $   6,194   $   7,110   $  13,253   $  11,188

Costs and expenses:
  Connectivity and operations.....................      4,905       5,609       9,891       8,968
  Sales and marketing.............................        851       1,640       1,622       2,727
  General and administrative......................        845       1,176       2,032       1,955
  Writedown of impaired assets....................         --         901          --         901
  Depreciation....................................        649         519       1,294         924
  Amortization....................................      1,453       2,503       2,901       4,243
                                                    ---------   ---------   ---------   ---------
  Total costs and expenses........................      8,703      12,348      17,740      19,718
                                                    ---------   ---------   ---------   ---------

  Loss from operations............................     (2,509)     (5,238)     (4,487)     (8,530)

Other expense.....................................         --          (6)         --          (6)

Interest expense, net.............................     (1,131)       (988)     (6,548)       (984)
                                                    ---------   ---------   ---------   ---------

Loss before income taxes..........................     (3,640)     (6,232)    (11,035)     (9,520)

Income taxes......................................         21          45          24         139
                                                    ---------   ---------   ---------   ---------

Net loss..........................................  $  (3,661)  $  (6,277)  $ (11,059)  $  (9,659)
                                                    =========   =========   =========   =========

Net loss per share, basic and fully diluted.......     $(0.37)     $(0.69)     $(1.12)     $(1.09)

Weighted average shares outstanding, basic and
  fully diluted...................................  9,966,572   9,143,835   9,874,538   8,879,066

     See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net loss....................................................  $(11,059)  $(9,659)

Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     8,695     5,166
  Amortization of debt warrants.............................       390        --
  Allowance for bad debt....................................       856       135
  Changes in net assets and liabilities:
    Increase in accounts receivable-trade...................      (524)     (646)
    Change in other current assets..........................       697       (74)
    Change in accounts payable..............................       (44)     (253)
    Increase in accrued expenses............................         2     1,365
    Decrease in income taxes payable........................       (37)       (3)
    Increase in deferred revenue............................       418        31
                                                              --------   -------
      Net cash used by operating activities.................      (606)   (3,938)
                                                              --------   -------

Cash flows from investing activities:
  Capital expenditures......................................      (120)   (2,034)
  Change in other assets....................................       (47)       (7)
  Acquisition of businesses, net of cash acquired...........        --   (13,379)
                                                              --------   -------
    Net cash used in investing activities...................      (167)  (15,420)
                                                              --------   -------

Cash flows from financing activities:
  Repayments of capital lease obligations...................      (101)      (23)
  Repayment of long term debt...............................        --       (29)
  Proceeds from issuance of long term debt..................     1,200    14,653
                                                              --------   -------
    Net cash from financing activities......................     1,099    14,601
                                                              --------   -------

Net change in cash..........................................       326    (4,757)
Cash at beginning of period.................................       687     7,481
                                                              --------   -------
Cash at end of period.......................................  $  1,013   $ 2,724
                                                              ========   =======
Cash paid for interest......................................    $1,361      $435
Income taxes paid...........................................        62       142

Non-cash investing and financing
  Issuance of common stock for acquisitions.................      $124    $2,386
  Issuance of common stock and warrants in connection with
    issuance of long term debt..............................        --     5,336
  Capital Leases............................................                 460

     See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                         SIX MONTHS ENDED JUNE 30, 2001

                                                                                                                 TOTAL
                                    COMMON STOCK         PREFERRED STOCK                                     STOCKHOLDERS'
                                --------------------   -------------------     ADDITIONAL      ACCUMULATED      EQUITY
                                 SHARES      AMOUNT     SHARES     AMOUNT    PAID IN CAPITAL     DEFICIT       (DEFICIT)
                                ---------   --------   --------   --------   ---------------   -----------   -------------
Balance December 31, 2000.....  9,575,763     $96         --        $--          $55,460         $(53,385)     $  2,171

Retirement of common stock for
  1999 acquisition post
  closing adjustment..........   (209,191)     (3)        --         --              (61)              --           (64)

Note receivable for stock.....         --      --         --         --               20               --            20

Issuance of common stock for
  2000 acquisitions post
  closing adjustment..........    600,000       6         --         --              182               --           188

Net loss......................         --      --         --         --               --          (11,059)      (11,059)
                                ---------     ---         --        ---          -------         --------      --------

Balance June 30, 2001.........  9,966,572     $99         --        $--          $55,601         $(64,444)     $ (8,744)
                                =========     ===         ==        ===          =======         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries(hereinafter collectively referred to as the "Company", "we", "our" or "us"). We derive revenue from providing enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, high speed Internet access and dial-up Internet access. Also, as a result of our acquisition of Telecon Communications Corp. on March 31, 2000, we now resell local and long distance telephone service in New York. Prior to the acquisition of Telecon, we operated in one business segment. With the acquisition of Telecon, we now operate in two business segments. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2) DEBT

    On March 16, 2000, we obtained a $15 million senior secured credit facility from MCG Finance Corporation. This facility is secured by all the assets of the company including our subsidiaries. We used the initial proceeds from this facility to fund the cash purchase price for Telecon Communications Corp. which we acquired on March 31, 2000.On December 13, 2000 the credit facility was increased to $17 million, the timing of the repayment of principal was restructured, and certain of the financial covenants were amended. The increase in the amount of the facility was used primarily for working capital. On
July 9, 2001 the credit facility was further amended to change the timing of interest payments from monthly to quarterly and to temporarily suspend the application of certain financial covenants.

    Under the amended MCG credit facility, the principal amount of the indebtedness is to be repaid using the following schedule:

February 2002...............................................  $ 600,000
May 2002, August 2002, November 2002 and February 2003......  937,500
May 2003, August 2003, November 2003, February 2004,
  May 2004,
  August 2004 and November 2004.............................  1,125,000
February 2005...............................................  remaining principal

    As of June 30, 2001, the principal balance of the MCG credit facility has been classified as current since we were in default under certain of the financial covenants of the facility.

    In connection with the MCG credit facility, we have paid certain cash fees and issued a total of 761,757 shares of our common stock to MCG and/or its affiliates. In addition, we have issued common stock purchase warrants to MCG exercisable for 1,376,868 shares of common stock at an exercise price of $.01 per share, 375,487 shares of common stock at an exercise price of $.507025 per share, 550,000 shares of common stock at an exercise price of $3.50 per share, and 275,000 shares of common stock at an exercise price of $8.50 per share.

                            BIZNESSONLINE.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The warrants and shares of common stock issued to the lender have been estimated by an independent valuation to have a value of $5.4 million using
(i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the NASDAQ National Market and OTC Bulletin Board on the date of issuance for the shares. The fair value of the warrants and shares issued were recorded as a discount to the related debt and was being accreted as interest expense over the life of the loan. As of March 31, 2001, since we were in default under the terms of the loan, the remaining discount of $4.1 million was recorded as expense.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

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

    We recorded revenue of $6.2 million during the quarter, a decrease of $.9 million, or 13%, from $7.1 million in the first quarter of 2000. The decrease was primarily a result of natural gas sales decreases due to warmer weather, and web development sales decreases.

    The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                                                 QUARTER ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Connectivity and operations.................................    79.2%      78.8%
Sales and marketing.........................................    13.7%      23.1%
General and administrative..................................    13.6%      16.5%

    Connectivity and operations expenses decreased $0.7 million, from $5.6 million to $4.9 million. The decrease was primarily a result of the consolidations of services provided upon completion of acquisitions we completed during the first half of 2000 and to a lower volume of sales.

    Sales and marketing expenses decreased $.8 million, from $1.6 million to $.8 million. The decrease is primarily attributable to less advertising and less sales personnel during 2001 As a result of cost saving actions taken to improve our operating results.

    General and administrative expenses decreased $.4 million, from $1.2 million to $.8 million. The decrease was primarily a result of the decreases in administrative personnel due to consolidation efficiencies and the closing of offices.

    At June 30, 2001 we evaluated the carrying value of our goodwill. We evaluated a number of factors in coming to the decision that the goodwill was not impaired. These included the discounted cash flows to be received from the acquired companies along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the correct carrying value of goodwill.

    Depreciation expense increased $.1 million, from $.5 million to $.6 million. The increase was a result of the acquisitions completed during the first half of 2000 along with the capital equipment purchased during the first half of 2000. These purchases were related to the integration of the common billing and accounting systems and the building of our data centers in Albany, New York, Amherst, New York and Hartford, Connecticut.

    Amortization expense decreased $1.0 million, from $2.5 million to $1.5 million. The decrease was a result of the write down of goodwill which occurred in the fourth quarter of 2000. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years. We also assess the recoverability of our intangible assets by determining whether the amortization over the remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

INTEREST INCOME (EXPENSE), NET

    Interest expense, net was $1.1 million for the quarter ended June 30, 2001, as compared to interest expense, net of $1.0 million during the same period of 2000. The difference was a result of increases on our outstanding debt during 2000 and 2001.

    Net loss for the quarter ended June 30, 2001 was $3.7 million, or $0.37 per share, as compared to $6.3 million, or $0.69 per share during 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    We recorded revenue of $13.3 million during 2001, an increase of $2.1 million, or 19%, from $11.2 million during 2000. The increase was a result of the acquisitions we completed during 2000, combined with internal growth.

    The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Connectivity and operations...............................    74.6%      80.2%
Sales and marketing.......................................    12.2       24.4
General and administrative................................    15.3       17.5

    Connectivity and operations expenses increased $.9 million, from $9 million to $9.9 million. The increase was primarily a result of the acquisitions we completed during 2000.

    Sales and marketing expenses decreased $1.1 million, from $2.7 million to $1.6 million. The decrease is primarily attributable to less advertising and less sales personnel during 2001.

    General and administrative expenses remained even at $2.0 million.

    At June 30, 2001 we evaluated the carrying value of our goodwill. We evaluated a number of factors in coming to the decision that the goodwill was not impaired. These included the discounted cash flows to be received from the acquired companies along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the correct carrying value of goodwill.

    Depreciation expense increased $.4 million, from $.9 million to $1.3 million. The increase was a result of the acquisitions completed during 2000 along with the capital equipment purchased during 2000. These purchases were related to the integration of the common billing and accounting systems and the building of our centralized data center in Albany, New York.

    Amortization expense decreased $1.3 million, from $4.2 million to $2.9 million. The decrease was a result of the write down of goodwill which occurred in the fourth quarter of 2000. Our policy with respect to completed acquisitions and for future acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years. We also assess the recoverability of our intangible assets by determining whether the amortization over the remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

INTEREST INCOME (EXPENSE), NET

    Interest expense, net was $6.5 million for the six months ended June 30, 2001, as compared to interest expense, net of $1.0 million during the same period of 2000. The difference was a result of interest expense on our outstanding debt during 2001 of $1.1 million on the debt we issued during the first quarter of 2000 and the expensing of the remaining discount on the debt of $4.3 million.

    Income tax expense for the six months ended June 30, 2001, which consisted solely of state income taxes, was $24,000 compared to $139,000 for the same period in 2000. We have not recorded any income tax benefit from the non-deductible amortization of goodwill.

    Net loss for the six months ended June 30, 2001 was $11.1 million, or $1.12 per share, as compared to $9.7 million, or $1.09 per share during 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, we had $1.0 million of cash and cash equivalents, an increase of $.3 million from December 31, 2000. Net cash used by operating activities was $.6 million. Net cash used for investing activities was $.2 million. Net cash provided by financing activities was $1.1 million, primarily as a result of additional borrowings under our $17 million senior secured credit facility with MCG Finance Corporation.

    Our existing cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs including debt service requirements to approximately September 30, 2001. In order to continue operations and comply with our debt service requirements beyond that date, we may require an additional capital infusion and/or we may need to restructure our existing debt. In view of the relatively tight capital markets that we have experienced during recent months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including debt service requirements for the year or thereafter or that we will be able to restructure our existing debt.

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

MATTERS INVOLVING SENIOR DEBT

    As of June 30, 2001, we were not in compliance with the requirements under our $17 million senior credit facility with MCG Finance Corporation, under certain of the financial covenants. Although MCG recently agreed to suspend the application of certain financial covenants and to change the timing of interest payments on our debt from monthly to quarterly, they have reserved their rights to exercise any lawful remedies arising from our existing defaults, including acceleration of the entire indebtedness and foreclosure on our assets.

EFFECTS OF INFLATION

    We do not believe that inflation has had a material impact on our results of operations during the three months ended June 30, 2001.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The Company was required to adopt this accounting guidance, as amended by SAB 101A, no later than the first quarter of fiscal 2001. The company believes its existing revenue recognition policies and procedures are in compliance with SAB 101, and therefore, SAB 101s adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

    In July 2001, the Financial Standards Board issued Statement of Financial Accounting Standards 141, BUSINESS COMBINATIONS and Statement of Financial Accounting Standards 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement of Financial Accounting Standards 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement of Financial Accounting Standards 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement of Financial Accounting Standards 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead by tested for impairment, at least annually in accordance with the provisions of Statement of Financial Accounting Standards 142. Statement of Financial Accounting
Standard 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF.

    The provisions of Statement of Financial Accounting Standards 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. Statement of Financial Accounting Standards 142 will be effective as of January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-Statement of Financial Accounting Standards 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 30, 2001 will continue to be amortized prior to the adoption of Statement of Financial Accounting Standards 142. The Company is currently evaluating the effect that the adoption of Statement of Financial Accounting Standards 141 and Statement of Financial Accounting Standards 142 will have on its results of operations and financial position.

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

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds by BiznessOnline.com, Inc. in its initial public offering of common stock:

        (i) The Registration Statement for the initial public offering (File Number 333-73067) was declared effective on May 11, 1999.

        (ii) From the effective date of the initial public offering registration through June 30, 2001, the amount of net offering proceeds of $25 million used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

Repayment of promissory notes to the stockholders of Global
  2000
  Communications, Inc.......................................  $   580,000
Payment of the cash portion of the purchase price due to the four Internet service providers we acquired in
  May 1999..................................................    5,730,000
Acquisition of Ascent Networking............................    1,050,000
Acquisition of WebWay, LLC..................................      830,000
Acquisition of Infoboard, Inc...............................    1,380,000
Acquisition of Cyberzone, LLC...............................    1,900,000
Acquisition of NECAnet, Inc.................................    1,575,000
Acquisition of Prime Communications Systems, Incorporated...    1,240,000
Repayment of indebtedness of Internet service providers.....      342,000
Purchases of capital equipment, primarily relating to our
  data center in Albany, NY.................................    6,747,000
Working capital.............................................    3,626,000
                                                              -----------
Total.......................................................  $25,000,000
                                                              ===========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

               10.31 Form of Warrant Agreement between BiznerssOnline.com, Inc. and MCG Finance Corporation (filed as Exhibit 10.31 to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000 and incorporated herein by reference). MCG Finance Corporation currently holds the following warrants to purchase common stock of BiznessOnline.com, Inc., all of which are in the form of
               Exhibit 10.31:

                  NUMBER OF SHARES           EXERCISE PRICE
 DATE             OF COMMON STOCK              PER SHARE
-------           ----------------           --------------
2/15/01                550,000                  $    3.50
2/15/01                275,000                  $    8.50
2/15/01                375,487                  $0.507025
3/31/01                659,775                  $    0.01
6/30/01                717,093                  $    0.01
                     ---------
                     2,577,355

               11 Statement re Computation of Per Share Earnings

        (b) Reports on Form 8-K:

               None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2001                                 BIZNESSONLINE.COM, INC.

                                                       By:  /s/ DANIEL J. SULLIVAN
                                                            -----------------------------------------
                                                            Daniel J. Sullivan
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                            (AUTHORIZED OFFICER ON BEHALF OF
                                                            REGISTRANT AND PRINCIPAL FINANCIAL AND
                                                            ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
   11......             Statement re Computation of Per Share Earnings