Form 10-Q/A
period 2001-06-30
BIZNESS ONLINE COM
filed 2001-09-07
CIK 1079406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BIZNESSONLINE.COM, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

INDEX

Part I--Financial Information

  Item 1        Condensed Consolidated Balance Sheets as of June 30, 2001
                  (unaudited) and December 31, 2000.........................         1

                Condensed Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 2001 and 2000
                  (unaudited)...............................................         2

                Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2001 and 2000 (unaudited)...........         3

                Condensed Consolidated Statement of Stockholder's Equity for
                  the Six Months Ended June 30, 2001 (unaudited)............         4

                Notes to Condensed Consolidated Financial Statements........         5

  Item 2        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................         7

  Item 3        Quantitative and Qualitative Disclosure About Market Risk...        12

Part II--Other Information

  Item 2        Changes in Securities and Use of Proceeds...................        13

  Item 6        Exhibits and Reports on Form 8-K............................        13

Signatures..................................................................        14

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

                            BIZNESSONLINE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net loss....................................................  $(11,059)  $(9,659)

Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     4,284     5,166
  Amortization of debt discount.............................     4,411
  Amortization of debt warrants.............................       390        --
  Allowance for bad debt....................................       856       135
  Changes in net assets and liabilities:
    Increase in accounts receivable-trade...................      (524)     (646)
    Change in other current assets..........................       697       (74)
    Change in accounts payable..............................       (44)     (253)
    Increase in accrued expenses............................         2     1,365
    Decrease in income taxes payable........................       (37)       (3)
    Increase in deferred revenue............................       418        31
                                                              --------   -------
      Net cash used by operating activities.................      (606)   (3,938)
                                                              --------   -------

Cash flows from investing activities:
  Capital expenditures......................................      (120)   (2,034)
  Change in other assets....................................       (47)       (7)
  Acquisition of businesses, net of cash acquired...........        --   (13,379)
                                                              --------   -------
    Net cash used in investing activities...................      (167)  (15,420)
                                                              --------   -------

Cash flows from financing activities:
  Repayments of capital lease obligations...................      (101)      (23)
  Repayment of long term debt...............................        --       (29)
  Proceeds from issuance of long term debt..................     1,200    14,653
                                                              --------   -------
    Net cash from financing activities......................     1,099    14,601
                                                              --------   -------

Net change in cash..........................................       326    (4,757)
Cash at beginning of period.................................       687     7,481
                                                              --------   -------
Cash at end of period.......................................  $  1,013   $ 2,724
                                                              ========   =======
Cash paid for interest......................................    $1,361      $435
Income taxes paid...........................................        62       142

Non-cash investing and financing
  Issuance of common stock for acquisitions.................      $124    $2,386
  Issuance of common stock and warrants in connection with
    issuance of long term debt..............................        --     5,336
  Capital Leases............................................                 460

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

    Our existing cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs excluding contractual debt service requirements to approximately September 30, 2001. In order to continue operations beyond that date, we may require an additional capital infusion and will need to restructure our existing debt. In view of the relatively tight capital markets that we have experienced during recent months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including debt service requirements for the year or thereafter or that we will be able to restructure our existing debt. We are continuing to focus on reducing our operating expenses in order to conserve cash.

    Investors in our securities should consider the risk that we may be required to cease operations during the year or thereafter, particularly if we are unsuccessful in acquiring a capital infusion, restructuring our debt or completing a strategic transaction as described above which may result in a sale or merger of the Company, in which case our common stock may have no value. All statements set forth in this Form 10-Q are qualified by reference to those facts.

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

    In July 2001, the Financial Standards Board issued Statement of Financial Accounting Standards 141, BUSINESS COMBINATIONS and Statement of Financial Accounting Standards 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement of Financial Accounting Standards 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement of Financial Accounting Standards 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement of Financial Accounting Standards 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment, at least annually in accordance with the provisions of Statement of Financial Accounting Standards 142. Statement of Financial Accounting
Standard 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF.

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
                                                              ===========

ITEM 5. OTHER INFORMATION

    BiznessOnline.com, Inc. previously filed a definitive proxy statement with the Securities and Exchange Commission on August 10, 2001 in connection with an annual meeting of shareholders originally scheduled for September 7, 2001. The scheduled annual meeting was cancelled, however, and will be rescheduled for a later date this year.

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

Dated: September 7, 2001                               BIZNESSONLINE.COM, INC.

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