Form 10-Q
period 2001-01-30
BIZNESS ONLINE COM
filed 2001-11-14
CIK 1079406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25957

                            ------------------------

                            BIZNESSONLINE.COM, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                       06-1519132
 (State or other jurisdiction          (I.R.S. Employer
              of                      Identification No.)
incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Registrant's Common Stock as of November 3, 2001 was 10,826,538.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BIZNESSONLINE.COM, INC.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

INDEX

Part I.--Financial Information

    Item 1           Condensed Consolidated Balance Sheets as of September 30,
                       2001 (unaudited) and December 31, 2000....................      3

                     Condensed Consolidated Statements of Operations for the
                       Three Months and Nine Months Ended September 30, 2001 and
                       2000 (unaudited)..........................................      4

                     Condensed Consolidated Statement of Cash Flows for the Nine
                       Months Ended September 30, 2001 and 2000 (unaudited)......      5

                     Condensed Consolidated Statement of Stockholder's Equity for
                       the Nine Months Ended September 30, 2001 (unaudited)......      6

                     Notes to Condensed Consolidated Financial Statements........      7

    Item 2           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................      8

    Item 3           Quantitative and Qualitative Disclosure About Market Risk...     12

Part II.--Other Information

    Item 2           Changes in Securities.......................................     13

    Item 6           Exhibits and Reports on Form 8-K............................     13

Signature........................................................................     14

Exhibit Index....................................................................     15

                         PART I--FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            BIZNESSONLINE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,469        $    687
  Accounts receivable, net of allowance for bad debts of
    $1,679 and $1,432, respectively.........................       3,652           4,894
  Prepaid expenses and other current assets.................         126             814
                                                                --------        --------
  Total current assets......................................       5,247           6,395

Property and equipment, net.................................       4,142           5,846
Goodwill and intangibles, net...............................          --          10,148
Other assets................................................         580             248
                                                                --------        --------
Total assets................................................    $  9,969        $ 22,637
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt......................    $ 17,000        $ 11,389
  Current portion of obligations under capital leases.......         218             358
  Accounts payable..........................................       4,797           4,449
  Income tax payable........................................          11              50
  Accrued expenses..........................................       1,931           2,111
  Deferred revenue..........................................       1,916           1,812
                                                                --------        --------
  Total current liabilities.................................      25,873          20,169

Capital leases, net of current portion......................         284             297
                                                                --------        --------
Total liabilities...........................................      26,157          20,466

Stockholders' equity (deficit):
  Preferred stock...........................................          --              --
  Common stock..............................................         108              96
  Additional paid in capital................................      56,034          55,460
  Accumulated deficit.......................................     (72,330)        (53,385)
                                                                --------        --------
Total stockholders' equity (deficit)........................     (16,188)          2,171
                                                                --------        --------
Total liabilities and stockholders' equity (deficit)........    $  9,969        $ 22,637
                                                                ========        ========

See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ----------------------   ----------------------
                                                     2001        2000         2001        2000
                                                  ----------   ---------   ----------   ---------
Revenues........................................  $    5,403   $   7,311   $   18,656   $  18,499

Costs and expenses:
  Connectivity and operations...................       4,303       5,677       14,394      14,645
  Sales and marketing...........................         700       1,524        2,323       4,252
  General and administrative....................         728       1,111        2,559       3,066
  Stock compensation............................                     673           --         673
  Write down of impaired assets.................          --          --           --         901
  Goodwill impairment...........................       5,459          --        5,459          --
  Depreciation..................................         659         588        1,953       1,512
  Amortization..................................       1,453       2,534        4,354       6,776
                                                  ----------   ---------   ----------   ---------
  Total costs and expenses......................      13,302      12,107       31,042      31,825
                                                  ----------   ---------   ----------   ---------
  Loss from operations..........................      (7,899)     (4,796)     (12,386)    (13,326)

Other expense...................................          --          --           --          (6)
Sale of dial-up subscribers.....................         735          --          735          --
Interest income (expense), net..................        (695)       (895)      (7,243)     (1,879)
                                                  ----------   ---------   ----------   ---------
Loss before income taxes........................      (7,859)     (5,691)     (18,894)    (15,211)
Income taxes....................................          27          --           51         139
                                                  ----------   ---------   ----------   ---------
Net loss........................................  $   (7,886)  $  (5,691)  $  (18,945)  $ (15,350)
                                                  ==========   =========   ==========   =========

Net loss per share, basic and fully diluted.....  $    (0.74)  $   (0.60)  $    (1.87)  $   (1.69)
Weighted average shares outstanding, basic and
  fully diluted.................................  10,611,547   9,455,744   10,122,907   9,072,695

See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net loss....................................................  $(18,945)  $(15,350)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     6,821      8,288
  Amortization of debt discount.............................     4,410         --
  Amortization of warrant costs.............................       408         --
  Write down of impaired Goodwill...........................     5,459         --
  Allowance for bad debt....................................     1,040        275
  Changes in net assets and liabilities:
    Decrease (Increase) in accounts receivable-trade........       202     (1,359)
    Change in other current assets..........................       689          4
    Increase in accounts payable............................       347      1,924
    Change in accrued expenses..............................      (180)     1,190
    Change in income taxes payable..........................       (38)        (4)
    Increase (Decrease) in deferred revenue.................       104       (141)
                                                              --------   --------
      Net cash provided by (used in) operating activities...       317     (5,173)
                                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................................      (249)    (2,603)
  Change in other assets....................................      (333)      (228)
  Acquisition of businesses, net of cash acquired...........        --    (12,476)
                                                              --------   --------
      Net cash used in investing activities.................      (582)   (15,307)
                                                              --------   --------

Cash flows from financing activities:
  Repayments of capital lease obligations...................      (153)       (48)
  Repayment of long term debt...............................        --        (89)
  Proceeds from issuance of MCG loan........................     1,200     14,653
                                                              --------   --------
      Net cash from financing activities....................     1,047     14,516
                                                              --------   --------
Net change in cash..........................................       782     (5,964)
Cash at beginning of period.................................       687      7,481
                                                              --------   --------
Cash at end of period.......................................  $  1,469   $  1,517
                                                              ========   ========
Cash paid for interest......................................  $  1,947   $  1,361
Income taxes paid...........................................        89        143

Non-cash investing and financing
  Issuance of common stock for acquisitions.................  $    178   $  2,386
  Issuance of common stock and warrants in connection with
    MCG loan................................................       408      5,336
  Capital leases............................................        --        460

See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                     COMMON STOCK          PREFERRED STOCK                                           TOTAL
                                 ---------------------   --------------------     ADDITIONAL      ACCUMULATED    STOCKHOLDERS'
                                   SHARES      AMOUNT     SHARES     AMOUNT     PAID IN CAPITAL     DEFICIT     EQUITY (DEFICIT)
                                 ----------   --------   --------   ---------   ---------------   -----------   ----------------
Balance December 31, 2000......   9,575,763   $     96        --    $     --        $55,460        $(53,385)        $  2,171

Retirement of common stock for
  1999 acquisition post closing
  adjustment...................    (209,191)        (3)       --          --            (61)             --              (64)

Note receivable for stock......          --         --        --          --             20              --               20

Issuance of common stock for
  2000 acquisitions post
  closing adjustment...........     600,000          6        --          --            182              --              188

Issuance of shares for debt....     690,328          7        --          --            131              --              138

Issuance of common stock for
  employee services............     169,638          2        --          --             32              --               34

Issuance of warrants for
  debt.........................          --         --        --          --            270              --              270

Net loss.......................          --         --        --          --             --         (18,945)         (18,945)
                                 ----------   --------   --------   ---------       -------        --------         --------

Balance September, 2001........  10,826,538   $    108        --    $     --        $56,034        $(72,330)        $(16,188)
                                 ==========   ========   ========   =========       =======        ========         ========

See accompanying notes to condensed consolidated financial statements.

                            BIZNESSONLINE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries (hereinafter collectively referred to as the "Company", "we", "our" or "us"). We derive revenue from providing enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, high speed Internet access and dial-up Internet access. Also, as a result of our acquisition of Telecon Communications Corp. on March 31, 2000, we now resell local and long distance telephone service in New York as part of a package of services to our customers. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2)  DEBT

    On March 16, 2000, we obtained a $15 million senior secured credit facility from MCG Finance Corporation. The credit facility is secured by all of our assets. We used the initial proceeds of this facility to fund the $15 million cash purchase price for the acquisition of Telecon Communications Corp. which we acquired on March 31, 2000. On December 13, 2000 the credit facility was increased to $17 million, the timing of the repayment of principal was restructured, and certain of the financial covenants were amended. On July 9, 2001 the credit facility was further amended to change the timing of the interest payments from monthly to quarterly and to temporarily suspend the application of certain financial covenants.

    Under the terms of the amended MCG credit facility, the principal amount of the indebtedness is to be repaid using the following schedule:

February 2002...........................................  $     600,000
May 2002, August 2002, November 2002 and February
  2003..................................................        937,500
May 2003, August 2003, November 2003, February 2004,
  May 2004, August 2004 and November 2004...............       1,125,000
February 2005...........................................  remaining principal

    As of September 30, 2001, the principal balance of the MCG credit facility has been classified as current since we are in default under certain of the covenants of the facility. Interest payments on the facility are due on the last day of March, June, September and December. MCG recently agreed to indefinitely defer the interest payment due on September 30, 2001 in order to assist in our cash flow management. Although MCG has elected to temporarily forbear from pursuing its available remedies against us as a result of our defaults, they have reserved all rights including the right to accelerate payment of the entire outstanding balance of the facility, foreclose on our assets, implement default pricing penalties and impose late charges.

    In connection with the MCG credit facility, we have paid certain cash fees and issued 761,757 shares of common stock to MCG and/or its affiliates. In addition, we have issued common stock purchase warrants to MCG and/or its affiliates exercisable for 1,376,868 shares of common stock at an exercise price of $0.01 per share, 375,487 shares of common stock at an exercise price of $0.507025 per share, 550,000 shares of common stock at an exercise price of $3.50 per share, and 275,000 shares of common stock at an exercise price of $8.50 per share.

    The value of the warrants and shares of common stock issued to MCG on the date we initially entered into the loan arrangement was determined by an independent valuation at$5.4 million using (i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the NASDAQ National Market and OTC Bulletin Board on the date of issuance for the shares. The fair value of the warrants and shares issued were recorded as a discount to the related debt and was being accreted as interest expense over the life of the loan. As of March 31, 2001, since we were in default under the terms of the loan, the remaining discount of $4.1 million was fully amortized to expense.

    During the nine months ended September 30, 2001 we wrote down the carrying value of our goodwill by $5.4 million. As a result of a decline in revenue in the third quarter and due to a breakdown of negotiations on a potential sale of the Company in the third quarter, we evaluated a number of factors in coming to the decision that the goodwill had become impaired. These included the discounted cash flows to be received from the operations of the Company, including proceeds from the potential sale of the Company along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the current net realizable value of goodwill. As our business has not improved and the market for companies in our sector continues to show declines in value, we conducted this discounted cash flows analysis and concluded that additional goodwill impairment charge was required. Based on our analysis, we wrote off the remaining goodwill, but concluded that future cash flows and asset values were sufficient to support the current carrying value of our other long-lived assets. As of September 30, 2001, we have reduced the value of our goodwill to $0.

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

OVERVIEW

    We derive revenues from a variety of sources. We provide web site development, e-commerce solutions and Internet marketing/web media services. These services are predominantly utilized by small to medium sized business looking to establish a presence on the World Wide Web. We host commercial and individual web sites. We also provide our customers with server co-location and managed services from our state-of-the-art Internet data centers located in Albany, New York and Amherst, New York. We also provide Internet access via dedicated high-speed broadband products such as DSL, Frame relay, T-1 and T-3 connections along with dial up connectivity. Our customers are individuals and small to medium sized businesses. Subscription fees for dial up connectivity vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. We also provide local dial tone, long distance services, cellular services, paging services and natural gas. Many of our individual subscribers pay us by credit card automatically on a monthly basis. Our revenue composition may change as we develop our strategy to provide additional e-commerce and other enhanced IP services to our clients.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 2000

    We recorded revenue of $5.4 million during the quarter, a decrease of $1.9 million, or 26%, from $7.3 million in the third quarter of 2000. The decrease was as a result of a decline in each of our products and markets. Each of our products experienced a decline in revenues. This is a result of a general decline in demand for certain of our products as the market for new customers is declining and existing customers explore different suppliers.

    The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                                                       QUARTER ENDED
                                                                       SEPTEMBER 30
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
Connectivity and operations................................         79.7%          77.6%
Sales and marketing........................................         13.0%          20.9%
General and administrative.................................         13.5%          15.2%

    Connectivity and operations expenses decreased $1.4 million, from $5.7 million to $4.3 million. The decrease was primarily a result of the consolidations of services provided upon completion of acquisitions we completed during the first half of 2000 and to a lower volume of sales.

    Sales and marketing expenses decreased $.8 million, from $1.5 million to $.7 million. The decrease is primarily attributable to less advertising and less sales personnel during 2001 as a result of cost saving actions taken to improve our operating results.

    General and administrative expenses decreased $.4 million, from $1.1 million to $.7 million. The decrease was primarily a result of the decreases in administrative personnel due to consolidation efficiencies and the closing of offices.

    During the third quarter of 2000 we recorded $.7 million of stock compensation expenses. The stock compensation relates to the issuance of stock options and warrants to outside consultants. We incurred no stock compensation expense in 2001.

    During the third quarter of 2001, we wrote down the carrying value of our goodwill by $5.4 million. As a result of a decline in revenue in the third quarter and due to the breakdown of negotiations on a potential sale of the Company in the third quarter, we evaluated a number of factors in coming to the decision that the goodwill had become impaired. These included the discounted cash flows to be received from the operations of the Company, including proceeds from the potential sale of the Company along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the current net realizable value of goodwill. As our business has not improved and the market for companies in our sector continues to show declines in value, we conducted this discounted cash flows analysis and concluded that additional goodwill impairment charge was required this quarter. Based on our analysis, we wrote off the remaining goodwill, but concluded that future cash flows from operations and asset values were sufficient to support the current carrying value of our other long-lived assets.

    Depreciation expense increased $.1 million, from $.6 million to $.7 million. The increase was a result of the completion of our data center located in Amherst, New York during the fourth quarter of 2000.

    Amortization expense decreased $1.1 million, from $2.6 million to $1.5 million. The decrease was a result of the write down of goodwill which occurred in the fourth quarter of 2000 and in this third quarter of 2001. Our policy with respect to completed acquisitions is to amortize the portion of purchase price attributable to goodwill and other intangibles over the appropriate period, generally five years. We also assess the recoverability of our intangible assets by determining whether the amortization over the remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved, as noted above As of September 30, 2001, we have reduced the value of our goodwill to $0.

INTEREST INCOME, (EXPENSE), NET

    Interest expense, net was $.7 million for the quarter ended September 30, 2001, as compared to interest expense, net of $.9 million during the same period of 2000. The third quarter of 2000 included accretion of interest expense on the warrants and shares issued to MCG. The entire discount was recorded as interest expense in the first quarter of 2001.

    Net loss for the quarter ended September 30, 2001 was $7.9 million, or $0.74 per share, as compared to $5.7 million, or $0.60 per share during 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 2000

    We recorded revenue of $18.7 million during the nine month period ended September 30, 2001, an increase of $.2 million, or 1%, from $18.5 million during the same period of 2000. The increase was a result of the acquisitions we completed during the first half of 2000.

    The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                                                        NINE MONTHS
                                                                           ENDED
                                                                       SEPTEMBER 30
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
Connectivity and operations................................         77.2%          79.2%
Sales and marketing........................................         12.4%          23.0%
General and administrative.................................         13.7%          16.6%

    Connectivity and operations expenses decreased $.2 million, from $14.6 million to $14.4 million. The decrease was primarily a result of the consolidations of services provided upon completion of acquisitions we completed during the first half of 2000.

    Sales and marketing expenses decreased $1.9 million, from $4.2 million to $2.3 million. The decrease is primarily attributable to less advertising and less sales personnel during 2001.

    General and administrative expenses decreased $.5 million, from $3.0 million to $2.5 million. The decrease was primarily a result of the decreases in administrative personnel due to consolidation efficiencies and the closing of offices.

    Write-off of impaired assets was $.9 million for the nine months ended September 30, 2000. We wrote off the costs of acquired software relating to the Company's billing system, which was replaced during the second quarter of 2000.

    Stock compensation for the nine months ended September 30, 2000 was $.7 million. The stock compensation relates to warrants granted by the Company during the third quarter.

    During the nine months ended September 30, 2001 we wrote down the carrying value of our goodwill by $5.4 million. As a result of a decline in revenue in the third quarter and due to a breakdown of negotiations on a potential sale of the Company in the third quarter, we evaluated a number of factors in coming to the decision that the goodwill had become impaired. These included the discounted cash flows to be received from the operations of the Company, including proceeds from the potential sale of the Company along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the current net realizable value of goodwill. As our business has not improved and the market for companies in our sector continues to show declines in value, we conducted this discounted cash flows analysis and concluded that additional goodwill impairment charge was required. Based on our analysis, we wrote off the remaining goodwill, but concluded that future cash flows and asset values were sufficient to support the current carrying value of our other long-lived assets. As of September 30, 2001, we have reduced the value of our goodwill to $0.

    Depreciation expense increased $.4 million, from $1.5 million to $1.9 million. The increase was a result of the acquisitions completed during 2000 and the first half of 2001 along with the capital equipment purchased during 2000 and the first nine months of 2001. These purchases were related to the integration of the common billing and accounting systems and the building of our centralized data center in Albany, New York.

    Amortization expense decreased $2.4 million, from $6.8 million to $4.4 million. The decrease was a result of the write down of goodwill, which occurred in the fourth quarter of 2000 and in this third quarter of 2001.

INTEREST INCOME, (EXPENSE), NET

    Interest expense, net was $7.2 million for the nine months ended
September 30, 2001, as compared to interest expense, net of $1.9 million during the same period of 2000. The difference was a result of interest expense on our higher outstanding debt during 2001 and the expensing of the remaining discount on the debt of $4.3 million

    Income tax expense for the nine months ended September 30, 2001, which
consisted solely of state income taxes, was $         51,000, this compares to
$139,000 in the same period of 2000.

    Net loss for the nine months ended September 30, 2001 was $18.9 millionor $1.87 per share, as compared to $15.4 million, or $1.69 per share during 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, we had $1.5 million of cash and cash equivalents, an increase of $.8 million from December 31, 2000. Net cash generated by operating activities was $.4 million. Net cash used for investing activities was $.6 million. Net cash provided by financing activities was $1.0 million, primarily as a result of additional borrowings under our $17 million senior secured credit facility with MCG Finance Corporation. During the third quarter we sold the rights to our dial-up Internet subscribers located in Connecticut to a national telecommunications company for a potential total purchase price of approximately $1.1 million. As of the end of September we had received
$.7 million of the total purchase price for these customers. The remaining payment is contingent upon these customers remaining customers of the acquiring entity for 60 days after the transition process is completed. The 60 day period should be completed by the end of November 2001 at which point the final payment, if any, will be determined.

    As of September 30, 2001, we were not in compliance with the requirements under our $17 million senior credit facility with MCG Finance Corporation, including the payment of the September 30, 2001 interest payment. Although we recently received a temporary waiver of our defaults, MCG has reserved their rights to exercise any lawful remedies arising from our existing defaults, including acceleration of the entire indebtedness and foreclosure on our assets.

    Our existing cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs excluding debt service requirements to approximately December 31, 2001. In order to continue operations and comply with our debt service requirements beyond that date, we will require an additional capital infusion and we will need to restructure our existing debt. We also may need to continue to sell portions of our business to generate cash for operations. In view of the relatively tight capital markets that we have experienced during recent months and the downturn in our business, we can provide no assurance that additional capital will be available to us to fund our cash requirements including debt service requirements for the year or thereafter or that we will be able to restructure our existing debt. We are continuing to focus on reducing our operating expenses in all areas in order to conserve cash; however, we are unable to assess what impact these measures will have on our longer term revenues and operations. We also are continuing to explore strategic alternatives which might include a merger, asset sale or other comparable transaction.

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

EFFECTS OF INFLATION

    We do not believe that inflation has had a material impact on our results of operations during the three months ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 141, BUSINESS COMBINATIONS and Financial Accounting Standards 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement of Financial Accounting Standards 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement of Financial Accounting Standards 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement of Financial Accounting Standards 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment, at least annually in accordance with the provisions of Statement of Financial Accounting Standards 142. Statement of Financial Accounting Standard 142 will also require that intangible assets with definite useful lives will be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance wit Statement of Financial Accounting Standards 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS TO BE DISPOSED OF.

    The provisions of Statement of Financial Accounting Standards 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. Statement of Financial

Accounting Standards 142 will be effective as of January 1, 2002. Goodwill and other intangible assets that are determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre- Statement of Financial Accounting Standards 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement of Financial Accounting Standards 142. The Company is currently evaluating the effect that the adoption of Statement of Financial Accounting Standards 141 and Statement of Financial Accounting Standards 142 will have on its results of operations and financial position.

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement of Financial Accounting Standards 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement of Financial Accounting Standards 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. Statement of Financial Accounting Standards 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the impact on this pronouncement on the results of operation and financial position of the Company, but currently believes the impact will not be material.

    On October 3, 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Financial Accounting Standards Board Statement No.121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Statement of Financial Accounting Standards 144 retains many of the fundamental provisions of Statement 121. Statement of Financial Accounting Standards 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS for the disposal of a segment of a business. However, it retains the requirement in Accounting Principle Board Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement of Financial Accounting Standards 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the impact on this pronouncement on the results of operation and financial position of the Company, but currently believes the impact will not be material.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    (c) Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended, and have not previously been reported in a quarterly report on Form 10-Q, or an annual report on Form 10-K:

        1. On July 23, 2001, the Company issued a total of 690,328 shares of common stock to MCG Finance Corporation (462,520 shares) and its affiliate MCG Capital Corporation (227,808 shares)(MCG Finance and MCG Capital are hereinafter collectively referred to as "MCG") as partial consideration pursuant to the amendment to the Company's credit facility dated
    December 13, 2000 which, among other things, increased the Company's credit amount from $15 million to $17 million. The issuance of shares to MCG was made in a transaction not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act and Rule 506 thereunder. MCG acknowledged and represented to the Company in writing that it was an accredited investor within the meaning of Regulation D under the Securities Act, and that it was knowledgeable and experienced in making investment decisions. MCG further acknowledged that the shares of common stock to be issued to it in such transaction would not be registered under the Securities Act of 1933, were being acquired solely for MCG's own account without any present intention of resale or distribution and could not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. MCG further indicated that it was able to bear the economic risk of an investment in the common stock and could afford a complete loss of such investment. MCG had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock from the Company.

        2. Also on July 23, 2001, the Company issued a total of 169,638 shares of its common stock to two employees as bonus compensation pursuant to their employment agreements with the Company. Said employees were former owners and founders of businesses acquired by the Company in 1999 pursuant to asset purchase or merger agreements in which the Company issued stock to such persons as part of the acquisition price. Said issuances were made in transactions not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act and Rule 506 thereunder. Each person acknowledged and represented to the Company in writing that he was an accredited investor within the meaning of Regulation D under the Securities Act, and that he was knowledgeable and experienced in making investment decisions. Each person further acknowledged that the shares of common stock to be issued to him in such transaction would not be registered under the Securities Act of 1933, were being acquired solely for his own account without any present intention of resale or distribution and could not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person further indicated that he was able to bear the economic risk of an investment in the common stock and could afford a complete loss of such investment, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock from the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       (11) Statement re Computation of Per Share Earnings

    (b) Reports on Form 8-K:

       None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001                               BIZNESSONLINE.COM, INC.

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
                                                                       ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
11.........             Statement re Computation of Per Share Earnings