Form 10-K
period 2001-12-31
BIZNESS ONLINE COM
filed 2002-04-16
CIK 1079406

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EXCHANGE ON
          TITLE OF EACH CLASS                       WHICH REGISTERED
                 NONE.                                    NONE.

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 25, 2002 based upon the closing price of the common stock on the over-the-counter bulletin board, was approximately $355,000. The number of outstanding shares of the registrant's common stock as of March 25, 2002, was 10,826,538.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I.
           Item 1.       Business......................................      1
           Item 2.       Properties....................................      6
           Item 3.       Legal Proceedings.............................      6
           Item 4.       Submission of Matters to a Vote of Security
           Holders.....................................................      6

Part II.
           Item 5.       Market for the Registrant's Common Stock and
           Related Stockholder Matters.................................      7
           Item 6.       Selected Financial Data.......................      8
           Item 7.       Management's Discussion and Analysis of
           Ffinancial Condition and Results of Operations..............      9
           Item 7A.      Quantitative and Qualitative Disclosure about
           Market Risk.................................................     20
           Item 8.       Financial Statements and Supplementary Data...     21
           Item 9.       Changes and Disagreements with Accountants on
           Accounting and Financial Disclosure.........................     46

Part III.
           Item 10.      Directors and Executive Officers of the
           Registrant..................................................     46
           Item 11.      Executive Compensation........................     46
           Item 12.      Security Ownership of Certain Beneficial
           Owners and Management and Related Stockholder Matters.......     46
           Item 13.      Certain Relationships and Related
           Transactions................................................     46

Part IV.
           Item 14.      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.........................................     47

Signatures.............................................................     48

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    BiznessOnline.com is a provider of enhanced Internet services, including server co-location, Web design and e-commerce activities, Web hosting, and dial-up and high-speed Internet access. We focus on the increasing Web and Internet needs of small and mid-sized businesses by offering customers high-performance information technology management and other advanced Internet services in our state-of-the-art Internet Data Centers. In addition, we provide secure broadband Internet connections via our fault-tolerant, fiber-optic backbone network, which is supported by 24 hour X 7 day customer, care and network monitoring.

CORPORATE HISTORY

    BiznessOnline.com, Inc. was formed as a Delaware corporation on June 11, 1998 for the purpose of acquiring and operating businesses that provide Internet access and related services to business and residential customers outside of large metropolitan areas in the northeastern United States. We acquired our first Internet service provider in January 1999 located in Albany, New York. We acquired four additional Internet service providers in May 1999 contemporaneously with the closing of our $29 million initial public offering of common stock. Subsequently in 1999, we acquired four additional Internet service providers and two web design/web hosting companies. In March 2000, we acquired a New York competitive local exchange carrier and its associated Internet service provider and in June 2000 we acquired an Internet service provider. We did not make any acquisitions in 2001. Our 1999 and 2000 acquisitions are summarized in the following table:

                                                                   PURCHASE      % STOCK/     CLOSING
  COMPANY                                          LOCATION          PRICE        % CASH        DATE
  -------                                       ---------------   -----------   -----------   --------
  Global 2000 Communications, Inc.............  Albany, NY        $ 3,300,000    82%/18%       1/31/99
  AlbanyNet, Inc..............................  Albany, NY        $ 2,400,000    0%/100%       5/17/99
  Borg Internet Services, Inc.................  Utica, NY         $ 2,000,000    75%/25%       5/17/99
  Caravela Software, Inc......................  Middlefield, CT   $ 4,980,000    56%/44%       5/17/99
  Ulsternet, Inc..............................  Kingston, NY      $ 1,450,000    55%/45%       5/17/99
  Ascent Networking and Ascent Internet
    Holdings, Inc.............................  Norwich, NY       $ 1,050,000    0%/100%       7/30/99
  WebWay, LLC.................................  Albany, NY        $ 2,580,000    68%/32%       8/18/99
  Infoboard, Inc..............................  Lynn, MA          $ 3,030,000    54%/46%       9/30/99
  Cyberzone, LLC..............................  Hartford, CT      $ 3,504,300    50%/50%      12/14/99
  NECAnet, Inc................................  Storrs, CT        $ 3,500,000    55%/45%      12/15/99
  Prime Communications Systems, Inc...........  Amherst, NY       $ 7,000,000    82%/18%      12/29/99
  Telecon Communications Corp.................  Johnstown, NY     $15,000,000    0%/100%       3/31/00
  Telesupport, Inc............................  Johnstown, NY     $ 4,000,000    100%/0%       3/31/00
  Integration,Inc./Xcalibur Internet..........  Batavia, NY       $ 1,050,000    100%/0%       6/30/00

OUR GROWING MARKET

    The functionality and accessibility of the Internet have made it an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional distribution channels. These advantages combined with the increasing availability of products and services over the Internet, and the presence of more and more companies and organizations on the Internet, have resulted in significant demand for Web services. eMarketer has predicted that the demand for Web services (including Internet access, Web hosting, Web site development, e-commerce solutions, Internet marketing solutions, demand for bandwidth, etc.) which was $1 billion in 1998, will grow to $14 billion by 2003.

PRODUCTS AND SERVICES

    We offer a comprehensive, cost-effective range of Web and Internet services to business and residential customers in the Northeast. We believe that our scalable, state-of-the-art, network can address even the most data intensive applications, and ensures the speed and performance necessary for mission-critical Internet and Web applications in a commercial setting. Our products and services include:

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

    E-COMMERCE SOLUTIONS

    We develop cost-effective, standard or customized e-commerce solutions for our customers. Our e-commerce packages offer businesses an impressive range of features, including site tools that make it possible for our customers to: accept electronic checks and credit card payments from their customers; track sales on a real time basis; automatically control inventory; easily manage storefront and products; fully protect and secure transaction capabilities; and increase their customer base worldwide.

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

    DIAL-UP INTERNET ACCESS

    We provide fast, reliable dial-up access to the Internet. Our call center offers 24 hour technical support and our subscribers have access to 500 national numbers to facilitate account portability.

    LOCAL AND LONG DISTANCE TELEPHONE SERVICE

    We also provide non-facilities based retail local, long distance and cellular telephone service in New York State, where we have CLEC status. In addition, we are in the process of preparing our CLEC filing in Connecticut, which, if approved, would enable us to resell local and long distance services in the second half of 2002.

BUSINESS STRATEGY

    We are penetrating secondary markets in the Northeast by delivering cost-effective, comprehensive, Web and telecom services, and operating a regional organization committed to being the most efficient source of global communication for its customer base. Our philosophy is to provide state-of-the-art voice and data services while staying close to our customers.

    Following that philosophy, we are executing a multiple product line strategy by providing combinations of Web, Internet and telecommunications services to our customers. We have built a state-of-the-art Internet Data Center in Albany, New York, and we operate a second modern data center in Hartford, Connecticut. We offer wholesale Internet and related services to independent Internet service providers, and we plan to partner with other companies whose products can be sold via the Internet to its customer base. We also expect to continue to add national content providers to our Web pages to increase site loyalty.

    TARGET MARKETS

    We would like to continue to penetrate secondary Northeastern markets through marketing initiatives and through acquisitions of existing Internet, web design/hosting and other telecommunications service providers in secondary markets in the Northeast. However, our limited financial resources and low stock price have restricted our ability to complete acquisitions over the past
18 months, and it is unlikely that we will complete any additional acquisitions by the end of 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We are concentrating on small and medium size businesses in this segment because we believe the following:

    - Small and medium size businesses typically outsource their Web and telecom service requirements due to capital and personnel constraints (unlike larger firms in primary locations, which, in most cases, support their own Web and telecommunications infrastructure);

    - There are approximately 1 million small and medium size businesses in the Northeast (Source: Upside Magazine) many of which will need to develop e-commerce solutions to increase revenues and/or remain competitive;

    - Small and medium sized business will exhibit higher customer loyalty and lower than average customer turnover;

    - Costs associated with providing services in secondary markets will be lower than the major urban markets, potentially resulting in higher margins;

    - Secondary markets are more fragmented because of undercapitalized local competitors, while still containing large customer bases;

    - Relative ease in gaining market share and securing market coverage through carefully selected acquisition candidates and our emphasis on customer service and product combinations;

    - Ability to develop a strong regional brand recognition and brand equity;

    - Generally less competitive markets, providing our sales force with greater access to prospective customers.

    SALES & MARKETING

    We intend to become one of the leading brands in the enhanced Internet services market in the Northeast. We sell our services via the Web, and through knowledgeable sales force staffed by people native to our markets. Our sales and marketing strategy is as follows:

    - Proactive sales philosophy and advertising

    We are actively marketing our services to existing and potential customers in the Northeast through a number of marketing initiatives aimed at building our brand equity. Our marketing initiatives include or are planned to include: a telemarketing program for current and prospective customers; public relations exercises; print advertising in the Northeast; and direct mail and e-mail customer solicitations. We plan to follow an aggressive pricing strategy for all of our products and services, and to emphasize to existing and potential customers our regional presence and state-of-the-art enhanced Internet services infrastructure as an advantage over local and national competitors. We are also currently developing alternative distribution channels, and engaging potential agents or resellers who will retail our products and services. We plan to take advantage of the cross merchandising opportunities presented by the Internet by advertising and offering our bundled services on our resellers' Web pages.

    - Promote value-added, bundled services to customers

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

    - Focus on customer service

    We are focused heavily on after sales customer service. We maintain first-line technical support at each branch and have established customer service operations including fully convergent billing and customer care systems, and a toll free telephone number for 24 hour, 7 days a week technical support.

    - Acquisitions

    A component of our growth strategy has been to penetrate markets by acquiring well-established Internet service providers and/or CLEC and long distance service providers. We then integrate and bundle their services with our own, offering our customers an ever-widening, more comprehensive suite of products and services.

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

    During the past eighteen months, however, we have been unable to fully implement our growth by acquisitions strategy because of our low stock price and our limited financial resources. We do not expect this situation to change over the next few months in the absence of a substantial capital infusion into our company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

    - National and regional commercial Internet service providers such as Earthlink;

    - Established on-line commercial information providers such as AOL, Prodigy and MSN;

    - Local Internet service providers in Connecticut and Northeastern New York State who provide products and services that are similar to ours to small to medium sized businesses;

    - Cable television operators such as Time Warner;

    - National long distance telecommunications carriers such as AT&T, MCI Worldcom, and Sprint;

    - Computer hardware and software companies, such as IBM and Compaq; and

    - Regional telephone operating companies such as Verizon, SBC and Citizens Telephone Company.

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

EMPLOYEES

    As of December 31, 2001, we had 106 employees as follows:

Sales & Marketing...........................................     15
Support.....................................................     34
Technical...................................................     33
Administrative..............................................     24
                                                                ---
                                                                106
                                                                ===

RECENT DEVELOPMENTS

    Our existing cash and cash equivalents, additional borrowings available to us under our debt agreement and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs for 2002. In order to continue operations and comply with our debt service requirements, including our restrictive covenants, we will require an additional capital infusion and/or we may need to restructure our existing debt. In the event that we violate the restrictive covenants, our lender could seek remedies against us, including immediate repayment of the debt and/or foreclosure on our assets securing the debt. In view of the relatively tight capital markets that we have experienced over the past 18 months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including interest payments on our senior debt for this year or thereafter or if we violate our covenants, that we will be able to restructure our existing debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Matters Involving Senior Debt."

    Investors in our securities should consider the risk that we may be required to cease operations during the year or thereafter, particularly if we are unsuccessful in acquiring a capital infusion or further restructuring our debt, in which case our common stock will have no value.

ITEM 2. DESCRIPTION OF PROPERTIES

    Our corporate headquarters are located in Wall, NJ. We lease 2,800 square feet under a month to month lease. We lease additional facilities in the following locations for the following purposes:

Albany, NY...................................  Data Center/Managed Services Facility
Johnstown, NY................................  Sales and support
Norwich, NY..................................  Sales and Support
Hartford, CT.................................  Data Center/Managed Services Facility

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock commenced trading on the NASDAQ National Market on May 12, 1999 under the symbol "BIZZ". On October 2, 2000, our common stock was delisted from the NASDAQ National Market and began trading on the over-the-counter electronic bulletin board sponsored by NASDAQ under the symbol "BIZZ.OB". The following table sets forth the high and low closing sales price for the common stock for each quarter during the last two fiscal years, as reported by NASDAQ.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal 2001:
  First Quarter.............................................  0.4688     0.1406
  Second Quarter............................................  0.3000     0.1400
  Third Quarter.............................................  0.2700     0.0700
  Fourth Quarter............................................  0.2100     0.0500

Fiscal 2000:
  First Quarter.............................................  9.750      5.9375
  Second Quarter............................................  7.500      2.7500
  Third Quarter.............................................  5.875      2.0625
  Fourth Quarter............................................  2.1875     0.2031

    As of March 25, 2002, there were 144 holders of record of common stock who held an aggregate of 10,826,538 shares of common stock as nominees for an undisclosed number of beneficial holders.

    We have never declared or paid any cash dividends on our capital stock. We anticipate that we will retain future earnings, if any, to fund the development and growth of the business and therefore do not expect to pay or declare any cash dividends in the foreseeable future, with the exception of required dividends to be paid on our redeemable senior preferred stock at a rate of 12%. Payment of future common dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs, and plans for expansion and additional acquisitions.

    Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of BiznessOnline.com, Inc. that we have sold during the period covered by this report that were not registered under the Securities Act and have not previously been reported in a quarterly report on Form 10-Q:

    On December 31, 2001, our Board of Directors, approved the issuance to MCG Capital Corporation, a Delaware corporation ("MCG"), of 50,000 shares of our Senior Preferred Stock, par value $.01 per share, at a purchase price of $100 per share, and a warrant to purchase 10,124,384 shares of our common stock, at an exercise price of $.01 per share. The Senior Preferred Stock together with the shares issued upon exercise of the warrant represent 45% (and cannot exceed 45%) of the voting power of the capital stock of the Company. The consideration for the issuance of the Senior Redeemable Preferred Stock was paid by MCG in the form of cancellation of a portion of our outstanding debt and accrued interest to MCG in the amount of $5 million. The consideration for the issuance of the warrant was the cancellation of all of our outstanding common stock warrants held by MCG and the execution and delivery of an amended credit agreement between the parties, which included, among other things, restructuring the payment of interest, deferring the repayment of principal until May 2003, and increasing our line of credit by $750,000.

    The issuance of shares and warrants to MCG was made in a transaction not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act and Rule 506 thereunder. MCG acknowledged and represented to the Company in writing that it was an accredited investor within the meaning of Regulation D under the Securities Act, and that it was knowledgeable and experienced in making investment decisions. MCG further acknowledged that the shares of common stock and warrants to be issued to it in such transaction would not be registered under the Securities Act of 1933, were being acquired solely for MCG's own account without any present intention of resale or distribution and could not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. MCG further indicated that it was able to bear the economic risk of an investment in the common stock and could afford a complete loss of such investment. MCG had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock from the Company.

ITEM 6. SELECTED FINANCIAL DATA

    (All $ in thousand's)

                                                                                                       PERIOD FROM
                                                                                                      JUNE 1, 1998
                                                                                                        (DATE OF
                                                                                                       INCEPTION)
                                     YEAR ENDED            YEAR ENDED            YEAR ENDED              THROUGH
                                    DECEMBER 31,          DECEMBER 31,          DECEMBER 31,            DECEMBER
                                 -------------------   -------------------   -------------------        31, 1998
                                   2001       2001       2000       2000       1999       1999     -------------------
                                    $          %          $          %          $          %          $          %
                                 --------   --------   --------   --------   --------   --------   --------   --------
Revenues.......................  $ 23,666    100.0%    $ 25,769     100.0%   $ 6,741     100.0%     $  --           --
Costs and expenses:
  Connectivity and
    operations.................    18,030     76.0%      19,778      77.0%     3,721      55.2%        --           --
  Sales and marketing..........     2,687     11.4%       5,486      21.3%     1,804      26.8%        --           --
  General and administrative...     3,672     15.5%       4,454      17.3%     2,480      36.8%       126           --
  Compensation charge for
    issuance of stock options
    and warrants...............        --       --          673       2.6%       322       4.8%        --           --
  Write down of goodwill.......     5,530     23.4%      29,100     112.9%        --        --         --           --
  Restructuring charge.........       619      2.6%          --        --         --        --         --           --
  Write down of impaired
    assets.....................       404      1.7%         901       3.5%        --        --         --           --
  Depreciation.................     2,561     10.9%       2,270       8.8%       377       5.6%        --           --
  Amortization.................     4,354     18.4%       9,322      36.2%     2,449      36.3%        --           --
                                 --------    -----     --------    ------    -------     -----      -----     --------
  Loss from operations.........   (14,191)   (60.0)%    (46,215)   (179.3)%   (4,412)    (65.5)%     (126)          --
Net loss.......................   (21,920)   (92.6)%    (49,204)   (190.9)%   (4,055)    (60.2)%     (126)          --

                          SELECTED BALANCE SHEET DATA

                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Total current assets....................................    $  4,125        $ 6,395        $ 9,135
Property and equipment, net.............................       3,114          5,846          5,727
Goodwill and intangibles, net...........................          --         10,148         32,331
Total assets............................................    $  7,617        $22,637        $47,262
Total current liabilities...............................       7,674          8,780          6,117
Long term debt..........................................      13,727         11,686             95
Redeemable preferred stock..............................       5,000             --             --
Total stockholders' equity (deficit)....................     (13,784)         2,171         41,050
Total liabilities, redeemable preferred stock and
stockholders' equity (deficit)..........................    $  7,617        $22,637        $47,262

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

INTRODUCTION

    The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our 2001 audited consolidated financial statements and the related notes thereto appearing in this filing on Form 10-K.

OVERVIEW

    We derive revenues from a variety of sources. We provide web site development, e-commerce solutions and Internet marketing/web media services. These services are predominantly utilized by small to medium sized business looking to establish a presence on the world wide web. We host commercial and individual web sites. We also provide our customers with server co-location and managed services from our state-of-the-art Internet data centers located in Albany, New York and Hartford, CT. We also provide Internet access via dedicated high-speed broadband products such as DSL, Frame relay, T-1 and T-3 connections along with dial up connectivity. Our customers are individuals and small to medium sized businesses. Subscription fees for dial up connectivity vary between $9.95 and $19.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. We also provide local dial tone, long distance services, cellular services, paging services and natural gas. Most of our individual subscribers pay us by credit card automatically on a monthly basis. Our revenue composition may change as we develop our strategy to provide additional e-commerce and other enhanced IP services to our clients.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

NET REVENUES

    We generated revenues of $23.7 million during 2001, a decrease of 8% from $25.8 million during 2000. We experienced revenue declines in each product during 2001 as compared to 2000. The decrease was partially a result of the efforts to consolidate operations and decreased sales and marketing personnel and expenditures. The decline was also a result of a weakening in the economy resulting in less usage of our products along with a decline in our ability to attract new customers due to the uncertainty about our ability to continue operations and the trend of customers retaining the services of larger competitors. Additionally, our dialup Internet customer base in Connecticut was sold in August 2001 resulting in $.7 million in other income and a $.6 million sales decrease for the remainder of the year. The decline in the loss of customers has slowed, and we expect that additional salespeople will be hired in the second quarter of 2002 and that this may cause our revenues to remain relatively stable.

CONNECTIVITY AND OPERATIONS

    Connectivity and operations expenses decreased 10%, from $19.8 million to $18.0 million. The decrease was a result of our elimination of duplicate network and personnel costs in 2001. We are continuing to work to reduce network costs whenever possible and anticipate these costs to continue to decline.

    Connectivity and operations expenses consist of the cost of non-capital equipment and the recurring telecommunication costs associated with providing services to subscribers, including the cost of local telephone lines and the cost of leased lines connecting the Internet and our operations centers. These expenses have decreased over time as we have eliminated duplicate connections between our offices and the Internet. These expenses may increase over time to support our subscriber base, if our current capacity needs to be expanded. Connectivity and operations expenses also include the salaries and employee benefits of our personnel providing installation, web development and technical services, the cost of the equipment to provide these services, rent and utilities for our Internet service providers' offices, and customer service and technical support personnel costs. We expect customer service and support expenses to increase over time to support new and existing subscribers. New subscribers tend to be particularly heavy users of customer service and technical support.

SALES AND MARKETING

    Sales and marketing expenses decreased 51%, from $5.5 million in 2000 to $2.7 million in 2001. The decrease was primarily the result of sales personnel consolidations. The 2000 expenses include $1.7 million of advertising compared to $.5 million in 2001. The 2000 expenses also include the costs of the 28 new sales persons hired by the company during 2000. At the end of 2001 and 2000, only 2 and 10, respectively, of the 28 new hires were still employed by the company. During the second quarter of 2002 we anticipate hiring additional sales people in our markets.

    Sales and marketing expenses include the costs associated with acquiring subscribers, including sales personnel bonuses, sales commissions and advertising. We initially increased advertising in new markets we entered as we acquired new Internet service providers. We are currently evaluating the benefits of advertising as compared to having direct sales people in many of our markets. We have hired additional sales and marketing personnel in each market we entered, however we did not achieve the desired results and subsequently terminated the salespeople.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased 18%, from $4.5 million in 2000, to $3.7 million in 2001. The decrease was primarily the result of the continued consolidation of administrative personnel. The 2001 expenses include $1.7 million of bad debt expenses as compared to $.8 million in 2000. We also incurred approximately $.3 million of legal and accounting costs in 2000 associated with merger and acquisition activity, which was not consummated.

    General and administrative expenses consist primarily of corporate, Human Resources, finance and related staff, along with related benefits, as well as bad debt, legal and accounting costs. General and administrative costs are expected to remain stable, but may increase if we need to support additional customer growth.

RESTRUCTURING CHARGE

    During 2001, in our effort to improve our cost structure and profitability we initiated the closing of two of our facilities and recognized a restructuring charge of $.6 million in the fourth quarter. This charge is for the closing of our offices in Amherst, NY and one of our offices in Albany, NY. The restructuring charge includes primarily continuing rent, taxes and utilities for each building from December 31, 2001, which is after we ceased operations at these sites, through the estimated exit dates of the leases. We are attempting to sub-lease the space in order to reduce these costs. However, we may not be successful in which case we would be required to make monthly lease payments aggregating $.7 million through the end of the lease terms.

STOCK COMPENSATION

    Stock compensation expense was $.7 million in 2000, and $0 in 2001. The stock compensation relates to the issuance of stock options and warrants to outside consultants.

WRITE OFF OF IMPAIRED ASSETS

    During 2001, the company wrote off approximately $.4 million of impaired assets compared to $.9 million in 2000. In 2001, office furniture, equipment and leasehold improvements were written off in several offices, which were closed in 2001. In 2000, the company wrote off the costs of acquired software relating to the company's billing system, which was replaced during the second quarter of 2000.

WRITE DOWN OF GOODWILL

    During 2001, the company wrote down the carrying value of its goodwill by $5.5 million compared with $29.1 million in 2000. As a result of a decline in revenues in the third quarter of 2001 and due to a breakdown in negotiations on a possible sale of the Company in the third quarter of 2001, we evaluated a number of factors in coming to the decision that the goodwill had become impaired. These included the cash flows to be received from the operations of the Company, including proceeds from the potential sale of the Company along with comparing the purchase price paid as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the current net realizable value of goodwill. As our business had not improved and the market for companies in our sector continues to show declines in value, we conducted this cash flows analysis and concluded that an additional goodwill impairment charge was required. Based on our analysis, we wrote off the remaining goodwill, but concluded that future cash flows and asset values were sufficient to support the current carrying value of our other long-lived assets principally consisting of property and equipment. We have reduced the carrying value of our goodwill to $0. During 2000, we performed the same analysis discussed above in coming to the decision that the goodwill was impaired. These included the cash flows to be received from the acquired companies along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. The company also evaluated recent merger and acquisition activity in order to determine the correct carrying value of goodwill.

DEPRECIATION

    Depreciation expenses increased 13%, from $2.3 million in 2000, to $2.6 million in 2001. The increase was a result of the capital equipment purchased during 2000 and 2001. These purchases were related to the integration of the common billing and accounting systems along with the costs of building our data centers in Albany, NY and Amherst, NY.

AMORTIZATION

    Amortization expenses decreased 53% from $9.3 million in 2000, to $4.4 million in 2001. The decrease is primarily the result of the write down of goodwill, which occurred in 2000 and 2001. Unless we acquire additional intangible assets, there will be no amortization in future years. Our policy with respect to future acquisitions is to review the carrying value of goodwill for impairment and recognize the amount of impairment.

INTEREST EXPENSE, NET

    Interest expense, net was $8.4 million in 2001, as compared to interest expense, net of $2.9 million in 2000. The increase was a result of our higher outstanding debt during 2001 and the expensing of the remaining discount on the debt of $4.4 million. We expensed the remaining discount as we were no longer in compliance with the terms of the outstanding debt, and the debt became immediately due and payable.

INCOME TAXES

    Income tax expense, which consisted solely of state income taxes, decreased 12% from $93,000 in 2000, to $82,000 in 2001.

NET LOSS

    Net loss for 2001 was $21.9 million, or $2.13 per share, as compared to a net loss of $49.2 million, or $5.24 per share in 2000.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    We were formed in June 1998, and conducted no significant operations between then and January 31, 1999, the date we acquired Global 2000
Communications, Inc., an Internet service provider located in Albany, New York. We acquired four additional Internet service providers on May 17, 1999, one Internet service provider on July 30, 1999, a web application service provider on August 18, 1999, a web hosting company on September 30, 1999, an Internet service provider on December 14, 1999, an Internet service provider on December 15, 1999 an Internet service provider on December 29, 1999, an Internet service provider on March 31, 2000, a competitive local exchange carrier on March 31, 2000 and an Internet service provider on June 30, 2000.

NET REVENUES

    We generated revenues of $25.8 million during 2000, an increase of 282% from $6.7 million during 1999. The increase was a result of the acquisitions, which we completed during 1999 and the first half of 2000.

CONNECTIVITY AND OPERATIONS

    Connectivity and operations expenses increased 432%, from $3.7 million to $19.8 million. The increase was primarily the result of the acquisitions, which we completed during 1999 and the first half of 2000. The 2000 costs also include approximately $1.5 million of costs associated with integrating the combined companies.

SALES AND MARKETING

    Sales and marketing expenses increased 204%, from $1.8 million in 1999 to $5.5 million in 2000. The increase was primarily the result of the acquisitions, which we completed during 1999 and the first half of 2000. The 2000 expenses include $1.7 million of advertising, an increase of 97% from 1999's spending of $.9 million. The 2000 expenses also include the costs of the 28 new sales persons hired by the company during 2000. At the end of 2000, only 10 of the 28 new hires were still employed by the company.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 80%, from $2.5 million in 1999, to $4.5 million in 2000. The increase was primarily the result of the acquisitions, which we completed during 1999 and the first half of 2000 along with the costs of corporate overhead, which did not have significant operations until the second quarter of 1999. The 2000 expenses include $.8 million of bad debt expenses as compared to $.1 million in 1999. This increase was a result of stricter credit policies by the company and the conversion to a new, centralized billing system. We also incurred approximately $.3 million of legal and accounting costs associated with merger and acquisition activity, which was not consummated.

STOCK COMPENSATION

    Stock compensation expenses increased 109%, from $.3 million in 1999, to $.7 million in 2000. The stock compensation relates to the issuance of stock options and warrants to outside consultants.

WRITE OFF OF IMPAIRED ASSETS

    During 2000, the company wrote off approximately $.9 million of impaired assets. The company wrote off the costs of acquired software relating to the company's billing system, which was replaced during the second quarter.

WRITE DOWN OF GOODWILL

    During 2000, the company wrote down the carrying value of its goodwill by $29.1 million. The company evaluated a number of factors in coming to the decision that the goodwill was impaired. These included the cash flows to be received from the acquired companies along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. The company also evaluated recent merger and acquisition activity in order to assess the recoverability of the goodwill.

DEPRECIATION

    Depreciation expenses increased 502%, from $.4 million in 1999, to $2.3 million in 2000. The increase was a result of the acquisitions, which we completed during 1999, and the first half of 2000 along with the capital equipment purchased during 1999 and 2000. These purchases were related to the integration of the common billing and accounting systems along with the costs of billing our data centers in Albany, NY and Amherst, NY.

AMORTIZATION

    Amortization expenses increased 281% from $2.4 million in 1999, to $9.3 million in 2000. The increase is primarily the result of the acquisitions, which we completed during 1999, and the first half of 2000. Our amortization expense will decrease as a result of the write down of goodwill, which occurred in 2000.

INTEREST INCOME, (EXPENSE), NET

    Interest expense, net was $2.9 million in 2000, as compared to interest income, net of $.4 million in 1999. The difference was a result of interest on our outstanding debt with MCG Credit Corporation of $3.1 million during 2000. This amount was offset by interest income of $.2 million on our cash balances. The interest income received during 1999 was a result of the cash balances we had as a result of our initial public offering, which was finalized on May 17, 1999. Of the $3.1 million of interest expense on the outstanding debt with MCG Credit Corporation, $1.5 million related to the warrants issued with the debt and which were recorded as a discount to the debt and are being accreted as interest expense.

INCOME TAXES

    Income tax expense, which consisted solely of state income taxes, increased 51% from $62,000 in 1999, to $93,000 in 2000. We have not recorded any income tax benefit from the non-deductible amortization of goodwill.

NET LOSS

    Net loss for 2000 was $49.2 million, or $5.24 per share, as compared to a net loss of $4.1 million, or $.70 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, we had $1.0 million of cash and cash equivalents, an increase of $.3 million from December 31, 2000. Net cash used by operating activities was $.3 million. Net cash used for investing activities was $.4 million. Net cash provided by financing activities was $1.0 million primarily as a result of the increased borrowing under our credit agreement with MCG Finance Corporation.

    At December 31, 2000, we had $.7 million of cash and cash equivalents, a decrease of $6.8 million from December 31, 1999. Net cash used by operating activities was $6.8 million. Net cash used for investing activities was $15.3 million, primarily as a result of the acquisition of the two Internet service providers and CLEC acquired during the year ended December 31, 2000. Net cash provided by financing activities was $15.3 million primarily as a result of establishing a $15 million senior secured credit facility with MCG Finance Corporation on March 16, 2000, and amended on December 15, 2000.

    We further believe that our available cash, additional borrowings available to us under our debt agreement and cash flow from operations may not be sufficient to fund our operations and service our debt requirements beyond 2002, or give us the ability to continue to acquire Internet service providers and telecommunications companies in accordance with our growth strategy to date without a comprehensive plan to address our operating deficit and our capital needs. Towards that end, we have taken a number of steps to reduce our costs and expenses, as follows:

    - We have closed offices which we no longer needed and reduced personnel expenses accordingly

    - We have evaluated each of our product lines and our gross margin per customer and have eliminated products, customers or markets that were not profitable.

    Our existing cash and cash equivalents, additional borrowings available to us under our debt agreement and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs for 2002. In order to continue operations and comply with our debt service requirements, including our restrictive covenants, we may require an additional capital infusion and/or we may need to again restructure our existing debt. In the event we violate the restrictive covenants our lender could seek remedies against us, including immediate repayment of the debt and/or foreclosure on our assets securing the debt. In view of the relatively tight capital markets that we have experienced over the past 18 months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including interest payments on our senior debt for this year or thereafter or if we violate our covenants, that we will be able to further restructure our existing debt.

    The following table summarizes the required payments for capital leases, operating leases and purchase obligations, in thousands.

                                                                                  PAYMENTS DUE BY PERIOD
                                                                         -----------------------------------------
                                                                           LESS
                                                                          THAN 1      1-3        4-5       AFTER
CONTRACTUAL CASH OBLIGATIONS                                   TOTAL       YEAR      YEARS      YEARS     5 YEARS
----------------------------                                  --------   --------   --------   --------   --------
Capital Lease Obligations...................................   $  438     $  211     $  227         --          --
Operating Leases............................................   $1,619     $  572     $1,042    $     5          --
Unconditional Telecommunications Purchase Obligations.......   $  550     $  532     $   14    $     4          --
Total Contractual Cash Obligations..........................   $2,607     $1,315     $1,283    $     9          --

    The repayment schedule for principal under the terms of our credit facility is as follows:

May 2003, August 2003, November 2003,  50% of excess cash flow for the
February 2004 and May 2004...........  preceding quarter
June 30, 2004........................  Remaining principal

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

MATTERS INVOLVING SENIOR DEBT

    On December 31, 2001, our lender converted $5 million of principal of the original $17 million credit facility into 50,000 shares of senior preferred stock. Our lender also added past due interest of $1.5 million to the principal amount. The credit facility was also increased by an additional $750,000 and some of the covenants were amended. The credit facility, which is now approximately $14.25 million, is secured by all of our assets. During 2001, our lender received 690,328 shares of common stock, warrants to purchase 717,093 at $0.01 per share, 375,487 shares at $0.507025 per share, and 659,775 shares at $0.01 per share, subject to certain anti-dilution and other adjustments. In connection with the December 31, 2001 amendment, we granted the lender a warrant to purchase 10,124,384 shares of common stock at an exercise price of $0.01 per share, subject to certain anti-dilution and other adjustments, and all other warrants were cancelled. The senior preferred stock and any shares issued upon exercise of the warrant represent 45% (and cannot exceed 45%) of the voting power of the capital stock of the Company.

    As of December 31, 2001, we were in compliance with the requirements under our $14.25 million senior credit facility. In the future we may not be in compliance with such financial covenants. If we were to be in default and if the default is not cured, or waived by our lender, the lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our senior preferred stock, and/or foreclosure on our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

    Certain of our critical accounting policies and judgments are of a recurring nature, such as those for revenue recognition and allowance for doubtful accounts receivable, and others are of a nonrecurring nature such as those for the restructuring related assessments and impairments assessments. Each of these critical areas is addressed below.

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

    During 2001 and 2000, we reviewed the carrying value of the goodwill for impairment and as a result of a number of indicators including analyzing the expected cash flows from our acquisitions and evaluating multiples of revenue which we would pay for these acquisitions today, compared to the revenue multiple paid at the date of acquisition, which led us to conclude that the full recovery of the value of the goodwill through future cash flows or through a transaction was not likely. We also reviewed a decline in our revenue and the breakdown of negotiations on a possible sale of the Company. Subsequently we have reduced the value by $5.5 million and $29.1 million, respectively, based on the estimated value of the Company. During 2001, we wrote off the capitalized costs of various assets including office furniture, office equipment and leasehold improvements related to closed offices. During 2000, we wrote off the capitalized costs of a purchased billing system when we determined it would no longer be used and we began to implement a different billing system. The charge for these writeoffs was $.4 million and $.9 million, respectively.

REVENUE RECOGNITION

    We recognize revenue when services are provided. Services for Internet access, web hosting and server co-location are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the period of service.

    Local and long distance telephone service, E-commerce solutions and wholesale services revenue are recognized in the period that the services were provided to the customer. Web site development is recognized in the period in which the work is completed and delivered to the customer.

ACCOUNTS RECEIVABLE

    We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable aging, the age of each invoice, each customers expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.

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

WE EXPECT FUTURE LOSSES.

    We expect operating losses to continue for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenues while maintaining reasonable expense levels.

    Our existing cash and cash equivalents, additional borrowings available to us under our debt agreement and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs for 2002. In order to continue operations and comply with our debt service requirements, including our restrictive covenants, we will require an additional capital infusion and/or we may need to restructure our existing debt. In the event we violate the restrictive covenants, our lender could seek remedies against us, including immediate repayment of the debt and/or foreclosure on our assets securing the debt. In view of the relatively tight capital markets that we have experienced over the last 18 months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including interest payments on our senior debt for this year or thereafter or, if we violate our covenants, that we will be able to restructure our existing debt.

WE DO NOT EXPECT TO CONTINUE OUR "GROWTH BY ACQUISITIONS" STRATEGY.

    Our prior business strategy depended largely on our ability to expand into new markets and enhance our presence in our existing markets by acquiring additional Internet service providers and telecommunications companies that met our financial, geographic and other acquisition criteria.

    During the last 18 months, we have not been able to implement our growth by acquisitions strategy because of our low stock price and our limited financial resources. We do not expect this situation to change over the next few months in the absence of a substantial capital infusion into the Company.

COVENANTS IN OUR $14.25 MILLION LOAN AGREEMENT RESTRICT OUR ABILITY TO BORROW AND INVEST, WHICH COULD IMPAIR OUR ABILITY TO MAKE ADDITIONAL ACQUISITIONS OR OBTAIN ADDITIONAL DEBT OR EQUITY FINANCING.

    The credit agreement dated March 16, 2000 and amended December 13, 2000 and December 31, 2001 governing our $14.25 million credit facility imposes operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to acquire additional companies, finance our operations or otherwise expand or engage in other business activities that may be of interest. Among other things, these restrictions limit or prohibit our ability to:

    - Incur additional debt;

    - Pay dividends or make other distributions;

    - Make capital expenditures or enter into leasing transactions;

    - Make investments;

    - Pledge or mortgage assets;

    - Guarantee debt;

    - Sell assets;

    - Enter into transactions with related persons; and

    - Consolidate, merge or sell substantially all of our assets

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL.

    We believe that the telecommunications and related management, sales and marketing experience of our senior management is critical to our success in the Internet business and the loss of their services would have a detrimental impact on our business. Our success will also depend on our ability to hire and retain other qualified management, including competent marketing, technical and sales personnel. We may be unable to locate and hire these personnel. We may also be unable to retain or integrate the personnel of acquired Internet service providers into our operations.

BECAUSE WE WILL DEPEND ON OTHER COMPANIES FOR TELECOMMUNICATIONS PRODUCTS AND SERVICES, WE MAY EXPERIENCE DELAYS AND INCREASED COSTS IF DEMAND FOR THESE ITEMS CONTINUES TO INCREASE.

    We will depend on major companies such as UUNET, MCI Worldcom, Qwest, Verizon and Sprint to provide connectivity and equipment capacity to us. We will also depend on third-party suppliers of hardware components. As we and other Internet service providers grow, our suppliers will face significant demand for their products; some of these suppliers may have limited resources and production capacity. If our suppliers fail to adjust to meet increasing demand, they may be unable to supply components and products in the quantities, at the quality levels and at the times required by us, or at all. In addition, prices for these components and products may increase significantly. If our suppliers fail to provide equipment and we are unable to develop alternative sources of supply, we will experience delays and increased costs in expanding our network.

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

WE MAY FACE ADDITIONAL COSTS AND LOWER REVENUES AS A RESULT OF CHANGES IN GOVERNMENT REGULATIONS.

    Our Internet services are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. However, there is a risk that changes in governmental regulations could increase our costs or lower our revenues as a result of (i) the imposition of access charges on Internet service providers,
(ii) the loss of certain reciprocal compensation payments received by local telephone companies, (iii) required contributions to a universal service fund to replace current subsidies and accomplish certain public policy objectives, and
(iv) other new federal, state or local taxes on Internet access fees and e-commerce activities.

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

    RECIPROCAL COMPENSATION. To the extent that an end-user's call to an Internet service provider is local rather than long distance, the local telephone company that serves the Internet service provider may be entitled to reciprocal compensation from the end-user's local telephone company. Reciprocal compensation is a reimbursement from one local telephone company to a second one for handling calls that originate with the first local telephone company and terminate with the second one. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the Internet service provider's costs. Although the FCC recently determined that most traffic to an Internet service provider is interstate in nature, the Commission allowed state commissions to determine payment issues in certain situations pending a final resolution by the FCC. This determination could potentially eliminate the payment of reciprocal compensation to the local telephone company, which could ultimately increase our costs.

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

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR UNINTENTIONAL INTERRUPTIONS IN SERVICE.

    Our systems may be vulnerable to computer viruses, sabotage, unauthorized access and other intentional or accidental actions of Internet users, subscribers, employees or others which could result in temporary or prolonged delays in providing Internet-related service. Unauthorized access could also jeopardize confidential information of our customers stored in our or the customers computer systems, which may deter potential subscribers and result in liability claims against us. Fixing problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays, or stops in service to our subscribers. Until more comprehensive and cost-effective security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general, and our customer base and revenues in particular.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We provide Internet access and related services to individuals and small to medium sized businesses in northeastern New York, Massachusetts and Connecticut. We are not subject to changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is subject to changes in the general level of U.S. interest rates. Due to the nature of our cash held in savings, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

    Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and U.S. corporations.

ITEM 8. FINANCIAL STATEMENTS

BIZNESSONLINE.COM

INDEPENDENT AUDITORS' REPORT, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

                                                                PAGE
                                                                ----
Report of KPMG LLP, Independent Auditors....................     22

Consolidated Balance Sheets as of December 31, 2001 and          23
2000........................................................

Consolidated Statements of Operations for the years ended        24
December 31, 2001, 2000 and 1999............................

Consolidated Statements of Stockholders' Equity (Deficit)        25
for the years ended December 31, 2001, 2000 and 1999........

Consolidated Statements of Cash Flows for the years ended        26
December 31, 2001, 2000 and 1999............................

Notes to Consolidated Financial Statements..................     27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of BiznessOnline.com, Inc:

    We have audited the accompanying consolidated balance sheets of BiznessOnline.com, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BiznessOnline.com, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Providence, Rhode Island
March 20, 2002

                            BIZNESSONLINE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,008       $    687
  Accounts receivable, net of allowance for bad debts of
    $1,783 and $1,432 in 2001 and 2000, respectively........       2,951          4,894
  Prepaid and other current assets..........................         166            814
                                                                --------       --------
  Total current assets......................................       4,125          6,395
Property and equipment, net.................................       3,114          5,846
Goodwill and intangibles, net of accumulated amortization of
  $11,722 in 2000...........................................          --         10,148
Other assets................................................         378            248
                                                                --------       --------
Total assets................................................    $  7,617       $ 22,637
                                                                ========       ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of obligations under capital leases.......    $    211       $    358
  Accounts payable..........................................       3,477          4,449
  Income tax payable........................................          44             50
  Accrued expenses..........................................       1,562          2,111
  Accrued restructuring expenses............................         619             --
  Deferred revenue..........................................       1,761          1,812
                                                                --------       --------
Total current liabilities...................................       7,674          8,780
Long term debt, net of current portion......................      13,500         11,389
Capital leases, net of current portion......................         227            297
                                                                --------       --------
Total liabilities...........................................      21,401         20,466

Commitments and contingencies...............................          --             --

Redeemable preferred stock, $0.01 par value, 50,000 shares
  authorized, 50,000 and no shares issued and outstanding in
  2001 and 2000, respectively, liquidation value of
  $5,000,000................................................       5,000             --

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value, 950,000 shares
    authorized, no shares issued and outstanding in 2001 and
    2000....................................................          --             --
  Common stock, $0.01 par value, 39,000,000 shares
    authorized, 10,827 and 9,576 shares issued and
    outstanding in 2001 and 2000, respectively..............         108             96
  Additional paid in capital................................      56,413         55,460
  Accumulated deficit.......................................     (75,305)       (53,385)
                                                                --------       --------
Total stockholders' equity (deficit)........................     (18,784)         2,171
                                                                --------       --------
Total liabilities, redeemable preferred stock and
  stockholders' equity (deficit)............................    $  7,617       $ 22,637
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                          DECEMBER 31   DECEMBER 31   DECEMBER 31
                                                             2001          2000          1999
                                                          -----------   -----------   -----------
Revenues................................................  $    23,666   $   25,769    $    6,741
Costs and expenses:
  Connectivity and operations...........................       18,030       19,778         3,721
  Sales and marketing...................................        2,687        5,486         1,804
  General and administrative............................        3,672        4,454         2,480
  Compensation stock....................................           --          673           322
  Write down of goodwill................................        5,530       29,100            --
  Write down of impaired assets.........................          404          901            --
  Restructuring charge..................................          619           --            --
  Depreciation..........................................        2,561        2,270           377
  Amortization..........................................        4,354        9,322         2,449
                                                          -----------   ----------    ----------
  Total costs and expenses..............................       37,857       71,984        11,153
                                                          -----------   ----------    ----------
  Loss from operations..................................      (14,191)     (46,215)       (4,412)
Interest income (expense), net..........................       (8,382)      (2,890)          419
Gain from sale of certain dial-up customers.............          735           --
Other expense...........................................           --           (6)           --
                                                          -----------   ----------    ----------
Loss before income taxes................................      (21,838)     (49,111)       (3,993)
Income taxes............................................           82           93            62
                                                          -----------   ----------    ----------
Net loss................................................  $   (21,920)  $  (49,204)   $   (4,055)
                                                          ===========   ==========    ==========
Net loss per share, basic and diluted...................  $     (2.13)  $    (5.36)   $    (0.70)
Weighted average shares outstanding, basic and
  diluted...............................................   10,300,261    9,186,410     5,765,432

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK          PREFERRED STOCK                                           TOTAL
                                 ---------------------   --------------------     ADDITIONAL      ACCUMULATED    STOCKHOLDERS'
                                   SHARES      AMOUNT     SHARES     AMOUNT     PAID IN CAPITAL     DEFICIT     EQUITY (DEFICIT)
                                 ----------   --------   --------   ---------   ---------------   -----------   ----------------
Balance December 31, 1998......   3,147,186     $ 31          --    $     --            152            (126)              57
Issuance of Preferred Stock....          --       --      70,000           1            349              --              350
Conversion of preferred stock
  to common stock..............      61,250        1     (70,000)         (1)            --              --               --
Issuance of common stock in
  connection with initial
  public offering, net of
  offering costs and
  underwriter discounts........   2,900,000       29          --          --         24,616              --           24,645
Issuance of common stock for
  Acquisitions.................   2,501,138       25          --          --         20,028              --           20,053
Net loss.......................          --       --          --          --             --          (4,055)          (4,055)
                                 ----------     ----     -------    ---------       -------        --------         --------
Balances December 31, 1999.....   8,609,574     $ 86          --    $     --        $45,145        $ (4,181)        $ 41,050
                                 ==========     ====     =======    =========       =======        ========         ========
Issuance of common stock for
  note receivable..............     220,000        2          --          --            595              --              597
Note receivable for stock......          --       --          --          --           (119)             --             (119)
Issuance of shares for debt....      71,429        1          --          --            509              --              510
Issuance of warrants for
  debt.........................          --       --          --          --          4,900              --            4,900
Issuance of common stock for
  bonuses and finders fees.....     144,646        2          --          --            289              --              291
Issuance of warrants...........          --       --          --          --            995              --              995
Issuance of common stock for
  Acquisitions.................     530,114        5          --          --          3,146              --            3,151
Net Loss.......................          --       --          --          --             --         (49,204)         (49,204)
                                 ----------     ----     -------    ---------       -------        --------         --------
Balances December 31, 2000.....   9,575,763     $ 96          --    $     --        $55,460        $(53,385)        $  2,171
                                 ==========     ====     =======    =========       =======        ========         ========
Note receivable for stock......          --       --          --          --             20              --               20
Issuance of common stock for
  employee services............     169,638        2          --          --             32              --               34
Retirement of common stock for
  1999 acquisition post closing
  adjustment...................    (209,191)      (3)         --          --            (61)             --              (64)
Issuance of common stock for
  2000 acquisition post closing
  adjustment...................     600,000        6          --          --            182              --              188
Issuance of shares for debt....     690,328        7          --          --            131              --              138
Issuance of warrants for non-
  payment of debt..............          --       --          --          --            270              --              270
Cancellation and issuance of
  warrants for debt............          --       --          --          --            379              --              379
Net Loss.......................          --       --          --          --             --         (21,920)         (21,920)
                                 ----------     ----     -------    ---------       -------        --------         --------
Balances December 31, 2001.....  10,826,538     $108          --    $     --        $56,413        $(75,305)        $(18,784)
                                 ==========     ====     =======    =========       =======        ========         ========

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................    $(21,920)      $(49,204)      $(4,055)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................       6,915         11,592         2,826
  Provision for doubtful accounts...........................       1,690            786           257
  Amortization of debt discount.............................       4,410             --            --
  Interest charge for warrants issued.......................         379             --            --
  Write down of impaired goodwill...........................       5,530         29,100            --
  Write down of impaired assets.............................         404            901            --
  Compensation charge for issuance of stock options and
    warrants................................................          --            673           322
  Changes in net assets and liabilities:
    (Increase) decrease in accounts receivable-trade........         252         (1,878)         (369)
    (Increase) decrease in other current assets.............         648           (181)         (329)
    Increase (decrease) in accounts payable.................        (972)         1,330         2,038
    Increase (decrease) in accrued expenses.................       1,803            (20)        1,259
    Increase (decrease)in income taxes payable..............          (5)           (60)           65
    Restructuring charge....................................         619             --            --
    Increase (decrease) in deferred revenue.................         (51)           215          (182)
                                                                --------       --------       -------
    Net cash provided by (used in) operating activities.....        (298)        (6,746)        1,832
                                                                --------       --------       -------
Cash flows used in investing activities:
  Capital expenditures......................................        (233)        (2.592)       (4,154)
  Change in other assets....................................        (131)          (104)           60
  Acquisition of businesses, net of cash acquired...........          --        (12,633)      (14,266)
                                                                --------       --------       -------
    Net cash used in investing activities...................        (364)       (15,329)      (18,360)
                                                                --------       --------       -------
Cash flows from financing activities:
  Repayment of capital lease obligations....................        (217)           (77)          (95)
  Repayment of long term debt...............................          --            (95)           --
  Issuance (repayment) of long term debt....................       1,200         15,453          (504)
  Proceeds from sale of preferred stock.....................          --             --           250
  Issuance of common stock, net of underwriter discounts and
    commissions.............................................          --             --        24,645
                                                                --------       --------       -------
    Net cash provided by financing activities...............         983         15,281        23,861
                                                                --------       --------       -------
Net increase (decrease) in cash and cash equivalents........         321         (6,794)        7,333
    Cash and cash equivalents at beginning of year..........         687          7,481           148
                                                                --------       --------       -------
Cash and cash equivalents at end of year....................    $  1,008       $    687       $ 7,481
                                                                ========       ========       =======
Non-cash investing and financing activities:
  Notes payable.............................................    $     --       $     --       $   580
  Issuance of common stock for acquisitions.................    $    188       $  3,151       $20,053
  Issuance of common stock and warrants in connection with
    issuance of long term debt..............................    $    787       $  5,427       $    --
  Issuance of common stock for a note receivable............    $     20       $    597       $    --
  Conversion of long term debt into redeemable preferred
    stock...................................................    $  5,000       $     --       $    --
  Conversion of accrued interest into long term debt........    $  1,529       $     --       $    --
Supplemental cash flow disclosures
  Interest paid.............................................    $  1,947       $  1,971       $    26
  Income taxes..............................................    $     88       $    152       $    --

          See accompanying notes to consolidated financial statements.

                            BIZNESSONLINE.COM., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

    BiznessOnline.com, Inc. (the Company), a Delaware Corporation, was incorporated on June 11, 1998 (date of inception of operations, July 1, 1998) for the purpose of acquiring Internet service providers and related businesses serving individuals and small to medium-sized businesses. The Company acquired all of the stock or assets of nine Internet service providers, one web development company, and one web hosting company during 1999. In 2000 the Company also acquired all of the stock or assets of two Internet service providers and a competitive local exchange carrier. The Company conducts all of its operations through its operating subsidiaries covering a geographic footprint that includes Upstate New York, Connecticut and portions of Rhode Island, New Hampshire and Massachusetts and considers its operating subsidiaries to be one operating segment.

(B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(C) USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(D) CASH AND CASH EQUIVALENTS

    The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(E) NET LOSS PER SHARE

    Basic loss per share is based upon the weighted average number of common shares outstanding. Loss per share assuming dilution is based upon the weighted average number of common and common equivalent shares outstanding assuming dilution. Common shares outstanding used in the computation of net loss per share at December 31, 2001, 2000 and 1999 were approximately 10.8 million,
9.6 million and 8.6 million, respectively. Options and warrants to purchase approximately 11.6 million, 2.2 million and .7 million shares in 2001, 2000 and 1999, respectively, of common equivalent shares were not included in the computation of net loss per share because they were anti-dilutive.

(F) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over

                            BIZNESSONLINE.COM., INC.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the shorter of their estimated useful lives or the lease term. Repairs and maintenance are expensed when incurred.

(G) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets represents the excess of purchase price over fair value of net assets acquired and had been amortized on a straight line basis over the expected periods to be benefited, which is five years. The Company assesses the recoverability of its intangible assets by determining whether the carrying value can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. As of December 31, 2001 and December 31, 2000, accumulated amortization was $0, and $11,722 respectively.

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

    During 2001 and 2000, the Company reviewed the carrying value of the goodwill for impairment and as a result a number of indicators including analyzing the expected cash flows from our acquisitions and evaluating multiples of revenue which they would pay for these acquisitions today, compared to the revenue multiple paid at the date of acquisition, which led us to conclude that the full recovery of the value of the goodwill through future cash flows or through a transaction was not likely. The Company has reduced the value by $5.3 million and $29.1 million, respectively, based on the estimated value of the goodwill. During 2001, the Company wrote off the capitalized costs of various assets including office furniture, office equipment and leasehold improvements related to closed offices in which these assets were abandoned. During 2000, the Company wrote off the capitalized costs of a purchased billing system when it determined it would no longer be used and the Company began to implement a different billing system. The charges for these writeoffs were $.4 million and $.9 million in 2001 and 2000, respectively.

(I) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheet for the Company's cash and cash equivalents, accounts receivable, accounts payable and bank borrowings, redeemable preferred stock and lease obligations approximate fair value due to their short-term nature or borrowing rates that approximate market rates.

(J) FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents include cash on deposit in checking accounts and savings accounts. These cash and cash equivalents consist of high credit quality instruments.

                            BIZNESSONLINE.COM., INC.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The company maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 2001 and 2000, no customer accounted for a significant percentage of accounts receivable.

(K) REVENUE RECOGNITION

    The Company recognizes revenue when services are provided. Services for Internet access, web hosting and server co-location are generally billed in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned over the period of service.

    Local and long distance telephone service, E-commerce solutions and wholesale services revenue are recognized in the period that the services were provided to the customer. Web site development is recognized in the period in which the work is completed and delivered to the customer.

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

(M) ADVERTISING COSTS

    All costs related to advertising the Company's services are expensed in the period incurred. Amounts charged to expense were $534,000, $1,691,000 and $858,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

(N) STOCK BASED COMPENSATION

    The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. For employee stock-based awards, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

    The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant-date fair value of the equity instruments issued, whichever is more reliably measurable.

(O) EFFECTS OF INFLATION

    We do not believe that inflation has had a material impact on our results of operations during the year ended December 31, 2001, 2000 and 1999.

                            BIZNESSONLINE.COM., INC.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(P) RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted Statement 144 on January 1, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. We adopted Statement 141 on July 1, 2001. Statement 142 requires that companies no longer amortize goodwill, but instead test goodwill impairment at least annually (or more frequently if impairment indicators arise). Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives of other intangible assets within the first interim quarter after the adoption of Statement 142. We adopted Statement 142 on January 1, 2002. As of December 31, 2001 the carrying value of goodwill had been written down to $0.

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

(C) BORG INTERNET SERVICES

    On May 17, 1999, the Company acquired all of the shares of Borg Internet Services, Inc., an Internet service provider located in Utica, NY, in exchange for $500,000 in cash and $1.5 million

                            BIZNESSONLINE.COM., INC.

NOTE 2. ACQUISITIONS (CONTINUED)
payable in shares of common stock. The Company issued 150,000 shares of common stock. The total purchase price is $2.0 million. During 2001, as per the terms of the merger agreement, based on certain financial targets not being met, 9,999 shares of common stock were returned to the Company.

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

(I)CYBERZONE, LLC

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

                            BIZNESSONLINE.COM., INC.

NOTE 2. ACQUISITIONS (CONTINUED)
(K) PRIME COMMUNICATIONS, INC.

    On December 29, 1999 the Company acquired all the shares of Prime Communications, Inc., an Internet service provider located in Amherst, NY, for 720,000 shares of common stock and the payment of $1,200,000 in cash. During 2001, as per the merger agreement, based on certain financial targets not being met, 199,192 shares of common were returned to the Company.

(L) TELECON COMMUNICATIONS CORP

    On March 31, 2000, the Company acquired all the assets and assumed substantially all the liabilities of Telecon Communications Corp., a competitive local exchange carrier based in Johnstown, New York, for 600,000 shares of common stock and the payment of $14,875,000 in cash. The 600,000 shares of common stock were issued in the first quarter of 2001 and the balance of $60,000 of the cash payment was made in the first six months of 2001.

(M) TELESUPPORT, INC

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

NOTE 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                         ESTIMATED    DECEMBER 31   DECEMBER 31,
                                                            LIFE         2001           2000
                                                         ----------   -----------   ------------
Communication and computer equipment...................  3-5 years    $ 6,987,000   $ 7,036,000
Purchased software.....................................  3 years          239,000       169,000
Office furniture and equipment.........................  3-7 years        947,000     1,062,000
Leasehold Improvements.................................  Lease term     1,754,000     2,176,000
Buildings and driveways................................  5 years          183,000       183,000
Vehicles...............................................  3 years               --        53,000
                                                                      -----------   -----------
                                                                      $10,110,000   $10,679,000
Less accumulated depreciation..........................                (6,996,000)   (4,833,000)
                                                                      -----------   -----------
                                                                      $ 3,114,000   $ 5,846,000
                                                                      ===========   ===========

                            BIZNESSONLINE.COM., INC.

NOTE 4. NOTES PAYABLE

    On March 16, 2000, we closed a $15 million senior secured credit facility. On December 13, 2000 we amended the facility to increase the amount to $17 million and amended some of the covenants. On December 31, 2001, we amended the facility again.

2001 ACTIVITY:

    On December 31, 2001, the lender converted $5 million of principal into 50,000 shares of redeemable preferred stock. The lender also added past due interest of $1.5 million to the principal amount. The credit facility was also increased by an additional $750,000 and some of the covenants were amended. The credit facility is secured by all the assets of the company and its' operating subsidiaries. During 2001, the lender received 690,328 shares of common stock, warrants to purchase 717,093 shares at $0.01 per share, 375,487 shares at $0.507025 per share, and 659,775 shares at $0.01 per share, subject to certain anti-dilution and other adjustments.. In connection with the December 31, 2001 amendment, we granted the lender a warrant to purchase 10,124,384 shares of common stock at an exercise price of $0.01 per share, subject to certain anti-dilution and other adjustments, and all other warrants were cancelled. Also, see Note 9(c) for description of the terms of the redeemable preferred stock.

2000 ACTIVITY:

    In connection with the original financing and the December 13, 2000 amendment, the lender received certain cash fees and a warrant to purchase 825,000 shares of our common stock at prices of $3.50 per share for 550,000 shares and $8.50 per share for 275,000 shares subject to certain anti-dilution and other adjustments. The Lender also received 71,429 shares of common stock.

    The warrants and shares of common stock issued to the lender have been estimated by an independent valuation to have a value of $.8 million and $5.4 million for the shares and warrants issued in 2001 and 2000, respectively using (i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the NASDAQ National Market on the date of issuance for the shares. The valuation has been recorded as interest expense.

REVISED DEBT SERVICE REQUIREMENTS:

    Beginning in February 2003 and each quarter thereafter, the principal amount of the indebtedness is to be repaid using the following schedule:

May 2003, August 2003,                 50% of excess cash flow for the
November 2003, February 2004 and       preceding quarter
May 2004

June 30, 2004                          remaining principal

    Total interest expense for the years ended December 31, 2001, 2000 and 1999 was $7,926,000, $3,106,000 and $20,000 respectively, and is included in interest income, (expense) net.

                            BIZNESSONLINE.COM., INC.

NOTE 5. LEASE COMMITMENTS

OPERATING LEASES:

    The Company leases its office facilities under various operating leases expiring at various times through fiscal 2006. Total rent expense for the years ended December 31, 2001, 2000 and 1999 and was approximately $706,000, $761,000 and $232,000, respectively.

    Future minimum annual rental commitments under the lease agreements, including the two closed offices, ending December 31 are as follows:

2002........................................................  $  572,000
2003........................................................     572,000
2004........................................................     407,000
2005........................................................      63,000
2006........................................................       5,000
                                                              ----------
                                                              $1,619,000
                                                              ==========

CAPITAL LEASES:

    The Company leases certain equipment under capital lease agreements that expire at various dates through December, 2003. At December 31, 2001 the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

Communications and computer equipment.......................  $625,000
Less accumulated amortization...............................   187,000
                                                              --------
                                                              $438,000
                                                              ========

    Future minimum lease payments under capital leases as of December 31, 2001 are as follows:

2002........................................................  $215,000
2003........................................................   231,000
                                                              --------
  Total minimum lease payments..............................   446,000
  Less amount representing interest.........................     8,000
                                                              --------
  Present value of minimum capital lease payments...........   438,000
  Less current installments of obligations under capital
    leases..................................................   211,000
                                                              --------
Obligations under capital leases, excluding current
  portion...................................................  $227,000
                                                              ========

                            BIZNESSONLINE.COM., INC.

NOTE 6. INCOME TAXES

    Income tax expense for the years ended December 31, 2001 and 2000 consists of the following:

                                                   DEFERRED    CURRENT     TOTAL
                                                   ---------   --------   --------
December 31, 2001
  Federal........................................  $     --    $    --    $    --
  State..........................................        --     82,000     82,000
                                                   ---------   -------    -------
                                                   $     --    $82,000    $82,000
                                                   =========   =======    =======
December 31, 2000
  Federal........................................  $     --    $    --    $    --
  State..........................................        --     93,000     93,000
                                                   ---------   -------    -------
                                                   $     --    $93,000    $93,000
                                                   =========   =======    =======
December 31, 1999
  Federal........................................  $     --    $    --    $    --
  State..........................................        --     62,000     62,000
                                                   ---------   -------    -------
                                                   $     --    $62,000    $62,000
                                                   =========   =======    =======

    Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

                                           2001           2000          1999
                                        -----------   ------------   -----------
Computed "expected" tax benefit.......  $(7,529,000)  $(16,697,000)  $(1,358,000)
State and local income taxes, net of
  federal tax benefit.................       53,000         62,000        41,000
Change in the federal valuation
  allowance...........................    5,967,000      9,642,000       771,000
Amortization of goodwill and
  impairment..........................    1,584,000      6,990,000       600,000
Other, net............................       (7,000)        96,000         8,000
                                        -----------   ------------   -----------
Tax expense (benefit).................  $    82,000   $     93,000   $    62,000
                                        ===========   ============   ===========

                            BIZNESSONLINE.COM., INC.

NOTE 6. INCOME TAXES (CONTINUED)
    The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                           2001           2000          1999
                                       ------------   ------------   -----------
Deferred tax asset:
  Accounts receivable principally due
    to allowance for doubtful
    accounts.........................  $    659,000   $    269,000   $   192,000
  Deferred revenue...................       757,000        181,000       289,000
  Compensation expense...............       289,000        398,000       129,000
  Federal and state net operating
    loss carryforwards...............     8,502,000      5,403,000       462,000
  Amortization.......................     8,574,000      6,605,000       173,000
  Plant, property and equipment......       448,000        110,000            --
  Accrued restructuring..............       462,000             --            --
  Other..............................       594,000         76,000       117,000
                                       ------------   ------------   -----------
    Total gross deferred tax
      assets.........................    20,285,000     13,042,000     1,362,000
    Less valuation allowance.........   (20,223,000)   (12,763,000)   (1,255,000)
    Net deferred tax assets..........        62,000        279,000       107,000
Deferred tax liabilities:
  Accrual to cash adjustments........        22,000         55,000        92,000
  Rebates............................         8,000        224,000            --
  Other..............................        32,000             --        15,000
                                       ------------   ------------   -----------
    Total deferred tax liabilities...        62,000        279,000       107,000
      Net deferred tax asset.........  $         --   $         --   $        --
                                       ============   ============   ===========

    The increase in the total valuation allowance, for the periods ended December 31, 2001, 2000 and 1999 was an increase of $7,460,000, $11,508,000 and
$1,255,000, respectively.

    The Company has federal and state net operating loss carryforwards of approximately $20.2 million at December 31, 2001, which are available to offset future taxable income, if any, through 2021 for federal purposes. State expirations of net operating loss carryforwards range from 2006 through 2021. Utilization of the net operating losses may be subject to annual limitation provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

    In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable losses, a valuation allowance has been established for the deferred tax assets.

                            BIZNESSONLINE.COM., INC.

NOTE 7. ACCRUED EXPENSES AND OTHER ACCRUED LIABILITIES

    Accrued expenses and other accrued liabilities consist of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Accrued compensation and related benefits...........   $  354,000     $  566,000
Post acquisition purchase price.....................       71,000        565,000
Sales & gross receipts taxes........................      343,000        447,000
Other accruals......................................      794,000        533,000
                                                       ----------     ----------
                                                       $1,562,000     $2,111,000
                                                       ==========     ==========

NOTE 8. CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The company and its operating subsidiaries have entered into several contracts with vendors that provide certain telephone related line access services with various expiration dates. Following are the commitments for each of the five years subsequent to December 31, 2001:

2002........................................................  $532,000
2003........................................................     5,000
2004........................................................     5,000
2005........................................................     4,000
2006........................................................     4,000
                                                              --------
Total.......................................................  $550,000
                                                              ========

NOTE 9. RESTRUCTURING

    During the fourth quarter of 2001, in our effort to improve our cost structure and profitability we closed two of our facilities and recognized an impairment charge of $.6 million. This charge is for the closing of our offices in Amherst, NY and one of our offices in Albany, NY. The restructuring charge includes continuing rent of approximately $.4 million, utilities and other fixed occupancy related costs of approximately $.1 million for each building. As of December 31, 2001, no cash payments have been made in connection with the restructuring and the entire charge of $.6 million is included in accrued liabilities. We are attempting to sub-lease the space in order to reduce these costs. However, we may not be successful in which case we would be required to make the monthly lease payments, which in total approximate $22,000 per month for three years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

    From time-to-time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

                            BIZNESSONLINE.COM., INC.

NOTE 11. STOCKHOLDERS EQUITY

    (A) INITIAL PUBLIC OFFERING

    In February 1999, we filed a registration statement under the Securities Act of 1933 to sell up to 2.9 million shares of common stock in our initial public offering. The offering closed on May 17, 1999. Expenses related to the initial public offering and direct offering were as follows:

Gross proceeds..............................................  $29,000,000

Underwriter's discounts and commissions.....................    2,900,000
Accountants fees............................................      386,000
Legal fees..................................................      467,000
Printing expenses...........................................      177,000
Miscellaneous filing fees and expenses......................      425,000
                                                              -----------
Total.......................................................    4,355,000
                                                              ===========

Net Proceeds................................................  $24,645,000
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

    Because we are an Internet company, our common stock may be particularly vulnerable to fluctuations in the future. Also, the operating results for our acquired companies have fluctuated in the past, and our operating results may change materially in the future. Fluctuations could affect the market price of our common stock.

    (C) PREFERRED STOCK

    Our board of directors is authorized, without further stockholder approval, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of BiznessOnline. The issuance of preferred stock could decrease the amount of earnings and assets available for

                            BIZNESSONLINE.COM., INC.

NOTE 11. STOCKHOLDERS EQUITY (CONTINUED) distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In December 2001, the Company designated 50,000 shares of its preferred stock as redeemable Senior Preferred Stock as described in the next paragraph.

    (D) SENIOR REDEEMABLE PREFERRED STOCK

    On December 31, 2001 the Company issued 50,000 shares of redeemable Senior Preferred Stock at $100 per share to its lender in connection with the amendment to the credit agreement (note 4). Additionally, warrants for the purchase of 2,577,355 were cancelled and a warrant to purchase 10,124,384 shares of common stock at an exercise price of $0.01 per share were issued in connection with the Senior Redeemable Preferred Stock (note 9). The senior redeemable preferred stock has a redemption feature at the maturity date, which is defined as the earlier of December 31, 2006, a change in control of the company, an event of default as defined in the credit agreement with the lender, or the date of a fundamental change in ownership of the company. The redemption right provides for the redemption of all shares outstanding at an original cost of $100 per share plus any accrued and unpaid dividends on the maturity date. If the Company does not have the funds to redeem all of the shares, then the amount of outstanding redeemable preferred stock will be converted into senior secured debt. Senior preferred holders are entitled to receive cumulative preferred dividends at a rate of 12.0%, payable in preference to any payment of preferred or common stock dividends as declared by the board of directors. In liquidation, the senior preferred stock has a liquidation preference over all junior preferred and common stock. The senior redeemable preferred stockholder has the same voting rights as common stockholders. The senior redeemable preferred stockholder shall have the aggregate number of votes equal to 45% of the total votes held by the holders of common stock and senior redeemable preferred stockholders combined.

    (E) STOCK OPTIONS

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

    On December 31, 2001, our board of directors adopted the 2002 Stock Plan which enables us to issue stock options and awards to deserving employees, directors and non-employees who perform services for the Company. Under this plan, we have reserved 4,000,000 shares of our authorized common stock. No grants have been made under this plan which is expected to be submitted to our stockholders for approval at our next annual meeting.

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

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock

                            BIZNESSONLINE.COM., INC.

NOTE 11. STOCKHOLDERS EQUITY (CONTINUED) options. Accordingly, no compensation expense has been recognized in connection with granting options pursuant to these plans.

    SFAS 123 DISCLOSURES

    Pro forma information regarding net loss and loss per common and common equivalent share is requiredby SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2001       2000       1999
                                                             --------   --------   --------
Expected life (years)......................................     10         10         10
Interest rate..............................................    5.3%       6.3%       6.3%
Volatility.................................................     84%        84%        64%
Dividends..................................................      0          0          0

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information is as follows:

    The pro forma compensation expense for the issuance of the options would have been $100 for 2001, $418 for 2000 and $912 for 1999. The Company recognized $167 of this expense on the 1999 financial statements, as these options were granted to a consultant of the Company and not an employee. If the entire amount had been recognized the pro forma net loss and earnings per share for the years would have been:

2001 Pro forma net loss.....................................  $22,020
Basic and diluted loss per share............................  $  2.14

2000 Pro forma net loss.....................................  $49,622
Basic and diluted loss per share............................  $  5.40

1999 Pro forma net loss.....................................  $ 4,967
Basic and diluted loss per share............................  $   .83

    Option activity under the Company's stock option plans is summarized below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                            SHARES     PRICE
                                                           --------   --------
Outstanding at beginning of 2001.........................   776,850    $9.43
Granted..................................................   579,930     0.20
Expired or cancelled.....................................  (427,843)    5.01
Exercised................................................        --       --
                                                           --------    -----
Outstanding at end of year...............................   928,937    $3.93
                                                           ========    =====
Exercisable at end of year...............................   279,567    $7.63

                            BIZNESSONLINE.COM., INC.

NOTE 11. STOCKHOLDERS EQUITY (CONTINUED)

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                            SHARES     PRICE
                                                           --------   --------
Outstanding at beginning of 2000.........................   400,375    $10.24
Granted..................................................   565,875      4.94
Expired or cancelled.....................................  (189,400)     6.45
Exercised................................................        --        --
                                                           --------    ------
Outstanding at end of year...............................   776,850    $ 7.30
                                                           ========    ======
Exercisable at end of year...............................   179,833    $ 9.43

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                             SHARES     PRICE
                                                            --------   --------
Outstanding at beginning of 1999..........................        0     $ 0.00
Granted...................................................  412,675      10.23
Expired or cancelled......................................  (12,300)     10.00
Exercised.................................................       --         --
                                                            -------     ------
Outstanding at end of year................................  400,375     $10.24
                                                            =======     ======
Exercisable at end of year................................   37,500     $14.00

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2001:

OPTIONS OUTSTANDING

                                                                           WEIGHTED
                                                                            AVERAGE
                                                                        REMAINING YEARS
                                 EXERCISE             NUMBER              OF CONTRACT
                                  PRICE            OUTSTANDING               LIFE               EXERCISABLE
                                ----------         ------------         ---------------         ------------
                                     0.200           463,587                   9.04                30,000
                                     4.875           192,000                   8.66                86,500
                                     5.633            50,000                   8.66                10,000
                                     8.500            20,000                   7.62                13,334
                                     8.934            10,000                   7.58                 6,667
                                     9.375            10,000                   7.94                 6,667
                                    10.000           153,350                   7.85                96,400
                                    15.000            30,000                   7.54                30,000
                                ----------           -------                                      -------
                                0.20-15.00           928,937                                      279,568
                                                     =======                                      =======

                            BIZNESSONLINE.COM., INC.

NOTE 11. STOCKHOLDERS EQUITY (CONTINUED)
    The following table presents weighted average price and fair value information about options granted equal to and greater than fair market value during fiscal year 2001 and 2000:

FISCAL 2001

                                                    NUMBER    WEIGHTED   WEIGHTED
                                                      OF      AVERAGE    AVERAGE
                                                   OPTIONS    EXERCISE     FAIR
         EXERCISE PRICE ON DATE OF GRANT           GRANTED     PRICE      VALUE
-------------------------------------------------  --------   --------   --------
Equal or greater to fair market value............  579,930     $0.20      $0.20
Less than fair market value......................       --       N/A        N/A
                                                   -------     -----      -----
                                                   579,930     $0.20      $0.20
                                                   =======     =====      =====

FISCAL 2000

                                                    NUMBER    WEIGHTED   WEIGHTED
                                                      OF      AVERAGE    AVERAGE
                                                   OPTIONS    EXERCISE     FAIR
         EXERCISE PRICE ON DATE OF GRANT           GRANTED     PRICE      VALUE
-------------------------------------------------  --------   --------   --------
Equal or greater to fair market value............  565,875     $4.94      $4.875
Less than fair market value......................       --       N/A         N/A
                                                   -------     -----      ------
                                                   565,875     $4.94      $4.875
                                                   =======     =====      ======

    (F) WARRANTS

    During 2001, 2000 and 1999 the Company granted warrants to purchase common stock. A total of 1,025,000 and 335,000 warrants were granted during 2000 and 1999 respectively to representatives of the underwriters of our initial public offering and various consultants to the Company. During 2000 and 2001 warrants were issued to our lender. During 2000 we granted 838,779 warrants to the lender, which were cancelled and 825,000 new warrants were issued. During 2001, we granted the lender an additional 1,376,868 warrants. These warrants, and the 825,000 granted during 2000, were cancelled on December 31, 2001 in connection with the restructuring of our debt and 10,124,384 new warrants were granted. The following table shows the number of warrants outstanding at December 31, 2001, the exercise price and date of expiration.

                                NUMBER         EXERCISE
                              OUTSTANDING       PRICE                        EXPIRATION
                              -----------      --------                      ----------
                              10,124,384          0.01                        2011
                                 200,000          5.63                        2010
                                 290,000         16.50                        2009
                                  30,000          7.00                        2004
                                  15,000          9.00                        2002
                              ----------        ------                          ----
Total...................      10,659,384        $0.597  (weighted average)

    We have accounted for these warrants using Statement of Financial Accounting Standards No. 123, accounting for Stock Based Compensation. The fair value for these warrants was estimated at the date of grant using a Black-Scholes option-pricing model.

                            BIZNESSONLINE.COM., INC.

NOTE 11. STOCKHOLDERS EQUITY (CONTINUED)
    For the 290,000 warrants, an implied volatility of 0 was used, as this was prior to the Company's Initial Public Offering of stock, resulting in no compensation expense. For the remainder of the warrants, a volatility of 84% and an interest rate of 5.3% were used. This resulted in a compensation expense, which the Company recognized during the respective years, for these warrants of $673,000 during 2000 and $155,000 during 1999. The 550,000 and the 275,000 warrants were issued to the Company's lender, The warrants were issued with shares of common stock to the lender have been estimated by an independent valuation to have a value of $5.4 million using (i) the Black-Scholes method of valuation for the warrants, and (ii) the closing price on the NASDAQ National Market on the date of issuance for the shares. The fair value of the warrants and shares issued were been recorded as a discount to the related debt. This discount was accreted as interest expense. Approximately $4.4 million and $1.1 million in interest expense related to these warrants was recognized in 2001 and 2000. We also recorded $.4 million of interest expense for the warrants granted during 2001 that were cancelled. The fair value of the 10,124,384 warrants granted on December 31, 2001, net of the warrants that were cancelled, has been calculated using the Black-Scholes method of valuation as $.4 million and has been recorded as interest expense.

    The 200,000 warrants were issued to Kaufman Bros. LLP in exchange for consulting services provided to the Company. During 2000, the Company recognized $673,000 of compensation expense related to these warrants.

NOTE 12. EMPLOYEE BENEFITS

    The Company maintains a plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees meeting age and service requirements. Eligible employees may elect to contribute up to 15% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may elect to contribute a discretionary amount to the 401(k) Plan which would be allocated to the employees based upon the employees' contribution to the 401(k) Plan. There have been no discretionary contributions to date.

NOTE 13. RELATED PARTY TRANSACTIONS

    On February 1, 1999, our Global 2000 Communications, Inc. subsidiary entered into a lease with a former director and his wife for approximately 2,000 square feet of office space with a monthly rent of $2,000 plus utilities. The term of the lease is five years although we may terminate this lease at any time upon thirty days prior notice without further liability. This lease was terminated effective September 30, 2000.

    On December 29, 1999, and amended August 14, 2000, our Prime
Communications, Inc. subsidiary entered into a lease with Prime Business Park, a company partially owned by three shareholders of the Company for approximately 10,420 square feet of office space with a monthly rent of $11,505.42 plus utilities and real estate taxes. The term of the lease is five years.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflect all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the

                            BIZNESSONLINE.COM., INC.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                     YEAR ENDED DECEMBER 31, 2001
                                                            ----------------------------------------------
                                                              FIRST      SECOND       THIRD       FOURTH
                                                             QUARTER     QUARTER     QUARTER     QUARTER
                                                            ---------   ---------   ---------   ----------
                                                                   IN THOUSANDS, EXCEPT SHARE DATA
Net revenue...............................................  $   7,058   $   6,194   $   5,403   $    5,011
Loss from operations......................................     (1,978)     (2,509)     (7,899)      (1,805)
Net loss..................................................     (7,398)     (3,661)     (7,886)      (2,975)
Net loss per share, basic and diluted.....................  $    (.76)  $   (0.37)  $   (0.74)  $    (0.27)
Weighted average shares outstanding, basic and diluted....  9,781,482   9,966,572   9,455,744   10,826,538

                                                                          YEAR ENDED DECEMBER 31, 2000
                                                           ----------------------------------------------------------
                                                             FIRST           SECOND          THIRD           FOURTH
                                                            QUARTER         QUARTER         QUARTER         QUARTER
                                                           ----------      ----------      ----------      ----------
                                                                        IN THOUSANDS, EXCEPT SHARE DATA
Net revenue..........................................      $    4,077      $    7,110      $    7,311      $    7,270
Loss from operations.................................          (3,292)         (5,238)         (4,795)        (32,890)
Net loss.............................................          (3,392)         (6,277)         (5,690)        (33,900)
Net loss per share, basic and diluted................      $     (.39)     $    (0.69)     $    (0.60)     $    (3.57)
Weighted average shares outstanding, basic and
  diluted............................................       8,614,297       9,143,835       9,455,744       9,467,706

                                                                          YEAR ENDED DECEMBER 31, 1999
                                                           ----------------------------------------------------------
                                                             FIRST           SECOND          THIRD           FOURTH
                                                            QUARTER         QUARTER         QUARTER         QUARTER
                                                           ----------      ----------      ----------      ----------
                                                                        IN THOUSANDS, EXCEPT SHARE DATA
Net revenue..........................................      $      424      $    1,237      $    2,141      $    2,939
Loss from operations.................................            (139)           (647)         (1,247)         (2,379)
Net loss.............................................            (140)           (547)         (1,217)         (2,151)
Net loss per share, basic and diluted................      $     (.04)     $    (0.10)     $    (0.17)     $    (0.29)
Weighted average shares outstanding, basic and
  diluted............................................       3,325,497       5,260,299       6,986,419       7,436,792

NOTE 15. GOING CONCERN

    Our cash, cash equivalents, cash that may be generated from operations and available borrowings under our debt agreement with MCG Capital are expected to be sufficient to meet our anticipated cash needs for 2002, although there can be no assurance in this regard. We expect our cash flow from operations will be sufficient to meet our interest obligations, however, there can be no assurances that our cash flow will meet our forecasts. In order to continue operations, including our restrictive covenants, we may require an additional, substantial capital infusion, or need to restructure our debt with MCG again. There can be no assurance that additional capital, and/or debt restructure will be available to us. In the past MCG has restructured our debt and made additional capital available to us; however, no assurance can be given that MCG will continue to do so. In the event that we violate the restrictive covenants, our lender could seek remedies against us, including immediate repayment of the debt and/or foreclosure on our assets securing the debt.

    The Company has experienced significant operating losses since inception. On March 16, 2000, we closed a $15 million senior secured credit facility. On December 13, 2000 we amended the facility to increase the amount to $17 million and amended some of the covenants. On December 31, 2001, we amended the facility again. On December 31, 2001, the lender converted $5 million of principal into

                            BIZNESSONLINE.COM., INC.

NOTE 15. GOING CONCERN (CONTINUED)
50,000 shares of redeemable preferred stock. The lender also added past due interest of $1.5 million to the principal amount. The credit facility was also increased by an additional $750,000 and some of the covenants were amended. The credit facility is secured by all the assets of the Company and its' operating subsidiaries. During 2001, the Company was in default under the covenants of the credit facility, but was in compliance on December 31, 2001. The Company also was delinquent on paying interest. With the additional $750,000 available under the credit facility and anticipated cash flow from operations, the Company should be able to make its interest payments for 2002.

    The Company is also delinquent in paying incurred trade and other debt with vendors and business partners. This has made it difficult for the Company to secure open credit for its purchases. We have begun to make inroads into reducing some of the outstanding amounts due. If we are not successful in reducing our trade and other debt, we may not be able to continue operating.

NOTE 16. RESERVE FOR BAD DEBT

                                                   BEGINNING                                      ENDING
                                                    BALANCE    WRITEOFFS   EXPENSE    ACQUIRED   BALANCE
                                                   ---------   ---------   --------   --------   --------
Year ended December 31, 2001.....................   $1,432      $1,339      $1,690      $ --      $1,783
Year ended December 31, 2000.....................   $  482      $  535      $  786      $699      $1,432
Year ended December 31, 1999.....................   $   --      $   --      $  257      $225      $  482

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 will be contained in the registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held in May 2002, which the registrant intends to file with the Commission on or about April 19, 2002, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 will be contained in the registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held in May 2002, which the registrant intends to file with the Commission on or about April 19, 2002, and such information is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 will be contained in the registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held in May 2002, which the registrant intends to file with the Commission on or about April 19, 2002, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 will be contained in the registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held in May 2002, which the registrant intends to file with the Commission on or about April 19, 2002, and such information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements and Financial Statement Schedules
    The following consolidated financial statements of the Company are included in Item 8

                                                                PAGE
                                                              --------

(1) (a) Report of KPMG LLP, Independent Auditors
    (b) Consolidated Financial Statements
        (i) Consolidated Balance Sheets as of December 31,
          2001 and 2000
        (ii) Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.
        (iii) Consolidated Statements of Stockholders'
              Equity (Deficit) for the years ended
              December 31, 2001, 2000 and 1999.
        (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
        (v) Consolidated Notes to Financial Statements

(2)  Consolidated Financial Statement Schedules
    (a) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K

    The registrant filed a Form 8-K Current Report on January 14, 2002 with respect to Item 1 Changes in Control of Registrant.

(c) Exhibits

    For a list of exhibits filed herewith or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission, refer to the exhibit index beginning on page . The registrant will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BIZNESSONLINE.COM, INC.

Date: April 15, 2002                                   By:              /s/ MARK E. MUNRO
                                                            -----------------------------------------
                                                                          Mark E. Munro
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ MARK E. MUNRO                    Chairman of the Board and
     -------------------------------------------         Chief Executive Officer        April 15, 2002
                    Mark E. Munro                        (Principal Executive Officer)

                                                       Vice President and Chief
               /s/ DANIEL J. SULLIVAN                    Financial Officer(Principal
     -------------------------------------------         Financial and Accounting       April 15, 2002
                 Daniel J. Sullivan                      Officer)

                 /s/ S. KEITH LONDON
     -------------------------------------------       Director                         April 15, 2002
                   S. Keith London

                   /s/ JOHN FRASER
     -------------------------------------------       Director                         April 15, 2002
                     John Fraser

                 /s/ JOSEPH LUCIANO
     -------------------------------------------       Director                         April 15, 2002
                   Joseph Luciano

                  /s/ ROBERT BYRNE
     -------------------------------------------       Director                         April 15, 2002
                    Robert Byrne

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBERS                             DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

         4.2            Certificate of Designation regarding the rights, preferences and privileges of the Senior Preferred Stock, as filed with the Secretary of the State of Delaware on December 31, 2001
                        (Filed as Exhibit 4.2 to the Registrant's Current Report on
                        Form 8-K, as filed on January 14, 2002 and incorporated
                        herein by reference).

         4.3            Senior Preferred Stock and Warrant Purchase Agreement,
                        between the Company and MCG Capital Corporation, dated as of
                        December 31, 2001 (Filed as Exhibit 4.3 to the Registrant's
                        Current Report on Form 8-K, as filed on January 14, 2002 and incorporated herein by reference).

         4.4            Investors Rights Agreement, among the Company, MCG Capital
                        Corporation and Mark and Susan Munro, dated as of
                        December 31, 2001 (Filed as Exhibit 4.4 to the Registrant's
                        Current Report on Form 8-K, as filed on January 14, 2002 and incorporated herein by reference).

         4.5            Form of Senior Preferred Stock Certificate (Filed as
                        Exhibit 4.5 to the Registrant's Current Report on Form 8-K,
                        as filed on January 14, 2002 and incorporated herein by
                        reference).

         4.6            Form of Warrant Certificate (Filed as Exhibit 4.6 to the
                        Registrant's Current Report on Form 8-K, as filed on
                        January 14, 2002 and incorporated herein by reference).

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

       EXHIBIT
       NUMBERS                             DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

       EXHIBIT
       NUMBERS                             DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

       EXHIBIT
       NUMBERS                             DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

        10.27           Letter Agreement between the Company Prudential Securities
                        Incorporated dated March 15, 2000 (Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and incorporated herein by reference).

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

        10.31           Form of Warrant Agreement between the Company and MCG
                        Finance Corporation (Filed as Exhibit 10.31 to the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000, and
                        incorporated herein by reference).

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

       EXHIBIT
       NUMBERS                             DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
        10.37           Letter Agreement between the Company and Waller Capital
                        Corporation dated March 17, 2000 (Filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 30, 2000,
                        and incorporated herein by reference).

        10.38           Amendment Number One to BiznessOnline.com, Inc. Loan
                        Documents among the Company and each of its subsidiaries and
                        MCG Finance Corporation dated as of December 11, 2000 (Filed as Exhibit 10.38 to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 2000, as
                        filed on April 2, 2001 and incorporated herein by
                        reference).

        10.39           Amendment Number Two to BiznessOnline.com, Inc. Loan
                        Documents among the Company and each of its subsidiaries and
                        MCG Capital Corporation dated as of December 31, 2001.

        10.40 Amended, Restated and Consolidated Term Loan Note in favor of MCG Capital Corporation dated December 31, 2001.

       *10.41           Second Amendment to Employment Agreement between the Company and Daniel J. Sullivan, dated as of December 31, 2001.

       *10.42           2002 Stock Plan, as declared effective December 31, 2001.

        11.1            Calculation of Earnings per share

        21.1            Subsidiaries of the registrant

        23.1            Consent of KPMG LLP, Independent Auditors

------------------------

*   Management contract or compensatory plan or arrangement.

    (E) FINANCIAL STATEMENT SCHEDULE.