Form 10-Q
period 2002-03-31
BIZNESS ONLINE COM
filed 2002-05-15
CIK 1079406

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (MARK ONE)

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-25957

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the Registrant's Common Stock as of May 10, 2002 was 10,826,538
                             BIZNESSONLINE.COM, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

INDEX

Part I. - Financial Information

      Item 1.     Condensed Consolidated Balance Sheets as of March 31,
                    2002 (unaudited) and December 31, 2001                                       3

                  Condensed Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2002 and 2001 (unaudited)                       4

                  Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2002 and 2001 (unaudited)                             5

                  Condensed Consolidated Statements of Stockholders' Deficit for the
                    Three Months Ended March 31, 2002 (unaudited)                                6

                  Notes to Unaudited Condensed Consolidated Financial Statements                 7

      Item 2.     Management's Discussion and Analysis of Financial Condition
                    And Results of Operations                                                    8

      Item 3.     Quantitative and Qualitative Disclosure About Market Risk                     12

Part II. - Other Information

      Item 6      Exhibits and Reports on Form 8-K

Signature

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             BIZNESSONLINE.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            March 31,      December 31,
                                                                              2002             2001
                                                                          ------------     ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                              $      1,366     $      1,008
   Accounts receivable, net of allowance for bad debts of
      $1,685 in 2002 and $1,783 in 2001                                          2,781            2,951
   Prepaid and other current assets                                                149              166
                                                                          ------------     ------------

Total current assets                                                             4,296            4,125

   Property and equipment, net                                                   2,514            3,114
   Other assets                                                                    216              378
                                                                          ------------     ------------

Total assets                                                              $      7,026     $      7,617
                                                                          ============     ============

LIABILITES, REDEEMABLE PREFERRED STOCK AND
   STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of obligations under capital leases                    $        210     $        211
   Accounts payable                                                              3,476            3,477
   Income tax payable                                                               84               44
   Accrued expenses                                                              1,734            1,562
   Accrued restructuring expenses                                                  547              619
   Deferred revenue                                                              1,549            1,761
                                                                          ------------     ------------

Total current liabilities                                                        7,600            7,674

Long term debt, net of current portion                                          13,701           13,500
Capital leases, net of current portion                                             227              227
                                                                          ------------     ------------

Total liabilities                                                               21,528           21,401

Commitments and contingencies

Redeemable preferred stock, including accrued dividends                          5,150            5,000

Stockholders' deficit:
   Preferred stock                                                                   -                -
   Common stock                                                                    108              108
   Additional paid in capital                                                   56,263           56,413
   Accumulated deficit                                                         (76,023)         (75,305)
                                                                          ------------     ------------

Total stockholders' deficit                                                    (19,652)         (18,784)
                                                                          ------------     ------------

Total liabilities, redeemable preferred stock and
  Stockholders' deficit                                                   $      7,026     $      7,617
                                                                          ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             BIZNESSONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                     -----------------------------
                                                         2002             2001
                                                     ------------      -----------
Revenues                                             $      4,910      $     7,058

Costs and expenses:
  Connectivity and operations                               3,438            4,985
  Sales and marketing                                         461              771
  General and administrative                                  694            1,187
  Depreciation                                                587              645
  Amortization                                                  -            1,448
                                                     ------------      -----------

Total costs and expenses                                    5,180            9,036
                                                     ------------      -----------

Loss from operations                                         (270)          (1,978)

Other expense                                                  (9)               -
Interest expense, net                                        (439)          (5,418)
                                                     ------------      -----------

Loss before income taxes                                     (718)          (7,396)

Income taxes                                                    -                2
                                                     ------------      -----------

Net loss                                             $       (718)     $    (7,398)
                                                     ------------      -----------

Dividend on redeemable preferred stock                       (150)               -

Loss applicable to common stock                      $       (868)     $    (7,938)

Net loss per share, attributable to common
  stock, basic and diluted                           $      (0.08)     $     (0.76)
Weighted average shares outstanding, basic
  and diluted                                              10,827            9,781

See accompanying notes to unaudited condensed consolidated financial statements.

                             BIZNESSONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                                March 31
                                                                                          2002             2001
                                                                                      ------------     ------------
  Net loss                                                                            $       (718)    $     (7,398)

Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                                587            2,094
  Amortization of debt warrants                                                                  -            4,429
  Allowance for bad debt                                                                       170              526
  Changes in net assets and liabilities:
    Change in accounts receivable-trade                                                          1             (366)
    Decrease other current assets                                                               17              165
    Decrease in accounts payable                                                                (1)            (887)
    Increase in accrued expenses                                                               173              460
    Change in income taxes payable                                                              40              (46)
    Decrease in accrued restructuring charge                                                   (72)               -
    Change in deferred revenue                                                                (212)             460
                                                                                      ------------     ------------

         Net cash used in operating activities                                                 (15)            (563)

Cash flows from investing activities:
  Capital expenditures                                                                           -             (109)
  Disposal of capital equipment                                                                 11                -
  Change in other assets                                                                       162              (73)
                                                                                      ------------     ------------

         Net cash provided by (used in) investing activities                                   173             (182)

Cash flows from financing activities:
  Repayments of capital lease obligations                                                       (1)             (57)
  Proceeds from issuance of long term debt                                                     201              700
                                                                                      ------------     ------------

         Net cash provided by financing activities                                             200              643

Net change in cash                                                                             358             (102)
Cash at beginning of period                                                                  1,008              687
                                                                                      ------------     ------------

Cash at end of period                                                                 $      1,366     $        585
                                                                                      ============     ============

Cash paid for interest                                                                $        148     $      1,361
Income taxes (refunded) paid                                                          $        (50)    $        143
Non-cash investing and financing
    Issuance of common stock for acquisitions                                         $          -     $        124
Redeemable preferred stock dividend                                                   $        150     $          -

See accompanying notes to unaudited condensed consolidated financial statements.

                             BIZNESSONLINE.COM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                        Three Months Ended March 31, 2002


                                     Common Stock             Preferred Stock
                                     ------------             ---------------                                          Total
                                                                                      Additional      Accumulated  Stockholders'
                                 Shares       Amount       Shares       Amount      Paid in Capital     Deficit       Deficit
                               ----------   ----------   ----------   ----------    ---------------   -----------  -------------
Balance December 31, 2001      10,826,538   $      108          -     $        -    $       56,413    $  (75,305)  $     (18,784)

Dividends on redeemable
 preferred stock                        -            -          -              -              (150)            -            (150)

Net loss                                -            -          -              -                 -          (718)           (718)
                               ----------   ----------   ----------   ----------    --------------    ----------   -------------

Balance March 31, 2002         10,826,538   $      108          -     $        -    $       56,263    $  (76,023)  $     (19,652)
                               ==========   ==========   ==========   ==========    ==============    ==========   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                             BiznessOnline.com, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

     1)  Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of BiznessOnline.com, Inc. and its wholly owned subsidiaries (hereinafter collectively referred to as the "Company", "we", "our", or "us"). We derive revenue from providing enhanced Internet services, including server co-location, Web design and e-commerce solutions, Web hosting, high speed Internet access and dial-up Internet access. We also resell local and long distance telephone service in New York as part of a package of services to our customers. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     2)  Debt

     On March 16, 2000, we closed a $15 million senior secured credit facility from MCG Finance Corporation, our senior lender. On December 13, 2000 we amended the facility to increase the amount to $17 million and amended some of the covenants. On December 31, 2001, we amended the facility again in connection with which the lender converted $5 million of principal into 50,000 shares of redeemable senior preferred stock. The senior preferred stock represents 45% of the voting power of the combined class consisting of senior preferred stock and common stock. The lender also added past due interest of $1.5 million to the principal amount. The credit facility, which is now approximately $14.25 million, was also increased by an additional $750,000 and some of the covenants were amended. The credit facility is secured by all of our assets.

     Under the amended MCG credit facility, the principal amount of the indebtedness is to be repaid using the following schedule:

     May 2003, August 2003, November 2003,       50% of excess cash flow for the
       February 2004 and May 2004                  preceding quarter
     June 30, 2004                               remaining principal

By letter dated May 14, 2002, our lender permanently waived any financial covenant defaults existing as of March 31, 2002 and further amended the financial covenants. In the future we may not be in compliance with the financial covenants and/or may not receive the necessary waivers. If we were to be in default and if the default is not cured, or waived by our lender, the lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our redeemable preferred stock, and/or foreclosure on our assets securing the debt and redeemable preferred stock. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders of our common stock.

     In connection with the MCG credit facility, we have paid certain cash fees and issued 761,757 shares of common stock to MCG and/or its affiliates. In addition, we have issued common stock purchase warrants to MCG and/or its affiliates exercisable for 10,124,384 shares of common stock at an exercise price of $0.01 per share, subject to certain anti-dilution and other adjustments. The shares of common stock acquired upon exercise of the MCG warrants, together with the senior preferred stock issued to MCG, represent 45% of the voting power of the combined class consisting of senior preferred stock and common stock. Any warrants previously granted to MCG or its affiliates were cancelled effective December 31, 2001.

     3)  Litigation

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This filing contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of BiznessOnline.com, Inc. and members of its management team. Prospective investors and stockholders are cautioned that any forward-looking statements are not guarantees of future performance, and involve uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, reflecting changed assumptions or the occurrence of unanticipated events or changes to future operating results over time.

     Introduction

     The following discussion of results of operations and of the liquidity and capital resources of BiznessOnline.com, Inc. should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in this filing on Form 10-Q.

OVERVIEW
We derive revenues from a variety of sources. We provide web site development, e-commerce solutions and Internet marketing/web media services. These services are predominantly utilized by small to medium sized businesses looking to establish a presence on the World Wide Web. We host commercial and individual web sites. We also provide our customers with server co-location and managed services from our state-of-the-art Internet data center located in Albany, New York. We also provide Internet access via dedicated high-speed broadband products such as DSL, Frame relay, T-1 and T-3 connections along with dial up connectivity. Our customers are individuals and small to medium sized businesses. Subscription fees for dial up connectivity vary between $9.95 and $24.95 per month among our Internet service providers and by the billing plans for a particular Internet service provider. We also provide local dial tone, long distance services, cellular services and paging services. Many of our individual subscribers pay us by credit card automatically on a monthly basis. Our revenue composition may change as we develop our strategy to provide additional e-commerce and other enhanced IP services to our clients.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

We recorded revenue of $4.9 million during the quarter, a decrease of $2.1 million, or 30%, from $7.0 million in the first quarter of 2001. We experienced revenue declines in each product and market. The decline was partially a result of a weakening in the economy resulting in less usage of our products. Also, there was a decline in our ability to attract new customers due to the uncertainty about our ability to continue operations and the trend of customers retaining the services of larger competitors. Additionally, our dialup Internet customer base in Connecticut was sold in August 2001 resulting in a $.6 million sales decrease in the first quarter of 2002, compared to 2001.

The following table provides a comparison of connectivity and operations, sales and marketing, and general and administrative expenses as a percentage of revenues:

                                                 QUARTER ENDED
                                                   March 31
                                                2002      2001
                                                ----      ----
Connectivity and operations                     70.0%     70.6%
Sales and marketing                              9.4%     10.9%
General and administrative                      14.1%     16.8%

Connectivity and operations expenses decreased $ 1.6 million, from $5.0 million to $3.4 million. The decrease was primarily a result of the consolidations of services and operating centers provided upon completion of acquisitions we completed during the first half of 2000 and to a lower volume of sales.

Sales and marketing expenses decreased $.3 million, from $.8 million to $.5 million. The decrease is primarily attributable to less advertising and less sales personnel during 2002 as a result of cost saving actions taken to improve our operating results.

General and administrative expenses decreased $.5 million, from $1.2 million to $.7 million. The decrease was primarily a result of the decreases in administrative personnel due to consolidation efficiencies and the closing of offices.

Depreciation expense remained at $.6 million.

Amortization expense decreased $1.4 million, from $1.4 million to $0. The decrease was a result of the write down of goodwill, which occurred in the fourth quarter of 2000 and in the third quarter of 2001. Unless we acquire additional intangible assets, there will be no amortization in future years.

Interest expense, net was $.4 million for the quarter ended March 31, 2002, as compared to interest expense, net of $5.4 million during the same period of 2001. The difference was primarily a result of expensing of $4.3 million of discount on the debt during 2001 combined with a lower outstanding debt and lower interest rate during 2002 as compared to 2001.

Net loss for the quarter ended March 31, 2002 was $.7 million, or $0.07 per share, as compared to $7.4 million, or $0.76 per share during 2001.

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

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                              Quarter Ended
                                                March 31
                                            ----------------
                                            2001      2000
                                            ----      ----
     Connectivity and operations            70.6%     82.3%
     Sales and marketing                    10.9%     26.7%
     General and administrative             16.8%     19.1%

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

Amortization expense decreased $.3 million, from $1.7 million to $1.4 million. The decrease was a result of the write down of goodwill, which occurred in the fourth quarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had $1.4 million of cash and cash equivalents, an increase of $.4 million from December 31, 2001. Net cash provided by investing activities was $.2 million. Net cash provided by financing activities was $.2 million, primarily as a result of additional borrowings under our senior secured credit facility with MCG Finance Corporation.

By letter dated May 14, 2002, our lender permanently waived any financial covenant defaults existing as of March 31, 2002 and further amended the financial covenants. In the future we may not be in compliance with the financial covenants and/or may not receive the necessary waivers. If we were to be in default and if the default is not cured, or waived by our lender, the lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our redeemable preferred stock, and/or foreclosure on our assets securing the debt.

If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders of our common stock.

We believe that our available cash, additional borrowings available to us under our debt agreement and cash flow from operations may not be sufficient to fund our operations and service our debt requirements beyond 2002. We have taken a number of steps to reduce our costs and expenses, as follows:

    - We have closed offices, which we no longer needed and reduced personnel expenses accordingly.
    - We have evaluated each of our product lines and our gross margin per customer and have eliminated products, customers or markets that were not profitable.

Our existing cash and cash equivalents, additional borrowings available to us under our debt agreement and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs for 2002. In order to continue operations and comply with our debt service requirements beyond 2002, including our restrictive covenants, we may require an additional capital infusion and/or we may need to again restructure our existing debt. In the event we violate the restrictive covenants our lender could seek remedies against us, including immediate repayment of the debt and/or foreclosure on our assets securing the debt. In view of the relatively tight capital markets that we have experienced over the past 18 - 24 months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including interest payments on our senior debt for this year or thereafter or if we violate our covenants, that we will be able to further restructure our existing debt.

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

EFFECTS OF INFLATION

We do not believe that inflation has had a material impact on our results of operations during the three months ended March 31, 2002.

MATTERS INVOLVING SENIOR DEBT

On December 31, 2001, our lender converted $5 million of principal of the original $17 million credit facility into 50,000 shares of redeemable senior preferred stock. The senior preferred stock represents 45% of the voting power of the combined class consisting of senior preferred stock and common stock. Our lender also added past due interest of $1.5 million to the principal amount. The credit facility was also increased by an additional $750,000 of which we have borrowed approximately $200,000 as of March 31, 2002, and some of the covenants were amended. The credit facility, which is now approximately $14.25 million, is secured by all of our assets. During 2001, our lender received 690,328 shares of common stock, warrants to purchase 717,093 at $0.01 per share, 375,487 shares at $0.507025 per share, and 659,775 shares at $0.01 per share, subject to certain anti-dilution and other adjustments. In connection with the December 31, 2001 amendment, we granted the lender a warrant to purchase 10,124,384 shares of common stock at an exercise price of $0.01 per share, subject to certain anti-dilution and other adjustments and all other warrants were cancelled. The shares of common stock acquirable upon exercise of the lender's warrants, together with the senior preferred stock issued to the lender, represent 45% of the voting power of the combined class consisting of senior preferred stock and common stock.

By letter dated May 14, 2002, our lender permanently waived any financial covenant defaults existing as of March 31, 2002 and further amended the financial covenants. In the future we may not be in compliance with the financial covenants and/or may not receive the necessary waivers. If we were to be in default and if the default is not cured, or waived by our lender, the lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our redeemable preferred stock, and/or foreclosure on our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders of our common stock.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Certain of our critical accounting policies and judgments are of a recurring nature, such as those for revenue recognition and allowance for doubtful accounts receivable, and others are of a nonrecurring nature such as those for the restructuring related assessments and impairment assessments. Each of these critical areas is addressed below.

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

ACCOUNTS RECEIVABLE

We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable aging, the age of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain a general reserve for all invoices by applying a percentage based on the age category. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted Statement 144 on January 1, 2002. The adoption of this Statement did not have a material impact on our consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002. We adopted Statement 143 on January 1, 2002. The adoption of this Statement did not have a material impact on our consolidated financial position or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits:

             (11) Statement re Computation of Per Share Earnings

         (b) Reports on Form 8-K:

             Form 8-K Current Report was filed on January 14, 2002 with respect to Item 1, Changes in Control of Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002                   BiznessOnline.com, Inc.

                                   By /s/Daniel J. Sullivan
                                      ------------------------------------------
                                      Daniel J. Sullivan
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer on behalf of
                                       Registrant and Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                              Description
11                      Statement re Computation of Per Share Earnings