Form 10-Q
period 2002-06-30
BIZNESSONLINE COM INC/DE
filed 2002-08-14
CIK 1079406

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

================================================================================

                                    FORM 10-Q

                                   (MARK ONE)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO _______________

                         COMMISSION FILE NUMBER 0-25957

================================================================================

                             BIZNESSONLINE.COM, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                  06-1519132
    (State or other jurisdiction                    (I.R.S. Employer
   incorporation or organization)                 of Identification No.)

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

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the Registrant's Common Stock as of August 10, 2002 was 10,897,130

                             BIZNESSONLINE.COM, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

INDEX

  Part I. - Financial Information

       Item 1.     Condensed Consolidated Balance Sheets as of June 30,
                     2002 (unaudited) and December 31, 2001                                  3

                   Condensed Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 2002 and 2001 (unaudited)           4

                   Condensed Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 2002 and 2001 (unaudited)                         5

                   Condensed Consolidated Statements of Stockholders' Deficit for the
                     Six Months Ended June 30, 2002 (unaudited)                              6

                   Notes to Unaudited Condensed Consolidated Financial Statements            7

       Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               8

       Item 3.     Quantitative and Qualitative Disclosure About Market Risk                12

  Part II. - Other Information                                                              13

       Item 2. Changes in Securities                                                        13

       Item 4. Submission of Matters to a Vote of Securities Holders                        13

       Item 6. Exhibits and Reports on Form 8-K                                             13

  Signature                                                                                 15

  Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             BIZNESSONLINE.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              June 30,    December 31,
                                                                2002          2001
                                                             -----------  ------------
                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                               $       937  $      1,008
     Accounts receivable, net of allowance for bad debts of
          $1,799 in 2002 and $1,783 in 2001                        2,312         2,951
     Prepaid and other current assets                                280           166
                                                             -----------  ------------

Total current assets                                               3,529         4,125

     Property and equipment, net                                   1,966         3,114
     Other assets                                                    152           378
                                                             -----------  ------------

Total assets                                                 $     5,647  $      7,617
                                                             ===========  ============

LIABILITES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of obligations under capital leases     $       434  $        211
     Accounts payable                                              2,804         3,477
     Income tax payable                                               84            44
     Accrued expenses                                              1,973         1,562
     Accrued restructuring expenses                                  482           619
     Deferred revenue                                              1,266         1,761
                                                             -----------  ------------

Total current liabilities                                          7,043         7,674

Long term debt                                                    13,803        13,500
Capital leases, net of current portion                                 -           227
                                                             -----------  ------------

Total liabilities                                                 20,846        21,401

Commitments and contingencies

Redeemable preferred stock, including accrued dividends            5,300         5,000

Stockholders' deficit:
     Preferred stock                                                   -             -
     Common stock                                                    109           108
     Additional paid in capital                                   56,115        56,413
     Accumulated deficit                                         (76,723)      (75,305)
                                                             -----------  ------------

Total stockholders' deficit                                      (20,499)      (18,784)
                                                             ===========  ============

Total liabilities, redeemable preferred stock and
  Stockholders' deficit                                      $     5,647  $      7,617
                                                             ===========  ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             BIZNESSONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Three Months Ended       Six Months Ended
                                                    June 30                 June 30
                                             --------------------    --------------------
                                               2002        2001        2002        2001
                                             --------    --------    --------   ---------
Revenues                                     $  4,171    $  6,194    $  9,081   $  13,253

Costs and expenses:
     Connectivity and operations                2,542       4,905       5,981       9,891
     Sales and marketing                          520         851         981       1,622
     General and administrative                 1,026         845       1,720       2,032
     Depreciation                                 566         649       1,152       1,294
     Amortization                                   -       1,453           -       2,901
                                             --------    --------    --------   ---------
Total costs and expenses                        4,654       8,703       9,834      17,740
                                             --------    --------    --------   ---------

Loss from operations                             (483)     (2,509)       (753)     (4,487)

Other income                                      108           -          99           -
Interest expense, net                            (325)     (1,131)       (764)     (6,548)
                                             --------    --------    --------   ---------
Loss before income taxes                         (700)     (3,640)     (1,418)    (11,035)

Income taxes                                        -          21           -          24
                                             --------    --------    --------   ---------

Net loss                                     $   (700)   $ (3,661)   $ (1,418)  $ (11,059)
                                             --------    --------    --------   ---------

Dividend on redeemable preferred stock           (150)          -        (300)          -

Loss applicable to common stock              $   (850)   $ (3,661)   $ (1,718)  $ (11,059)

Net loss per share, attributable to common
     stock, basic and diluted                $  (0.08)   $  (0.37)   $  (0.16)  $   (1.12)
Weighted average shares outstanding, basic
     and diluted                               10,831       9,967      10,828       9,875

See accompanying notes to unaudited condensed consolidated financial statements.

                             BIZNESSONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            Six Months Ended
                                                                                June 30
                                                                            2002        2001
                                                                          --------    ---------
  Net loss                                                                $ (1,418)   $ (11,059)

Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                              1,152        8,695
  Amortization of debt warrants                                                  -          390
  Allowance for bad debt                                                       445          856
  Changes in net assets and liabilities:
     Change in accounts receivable-trade                                       195         (524)
     Change in other current assets                                           (114)         697
     Decrease in accounts payable                                             (672)         (44)
     Increase in accrued expenses                                              412            2
     Change in income taxes payable                                             40          (37)
     Decrease in accrued restructuring charge                                 (137)           -
     Change in other assets                                                    226          (47)
     Change in deferred revenue                                               (495)         418
                                                                          --------    ---------
         Net cash used in operating activities                                (366)        (653)

Cash flows from investing activities:
  Capital expenditures                                                         (15)        (120)
  Proceeds from disposal of capital equipment                                   11            -
                                                                          --------    ---------
         Net cash (used in) investing activities                                (4)        (120)

Cash flows from financing activities:
  Repayments of capital lease obligations                                       (4)        (101)
  Proceeds from issuance of long term debt                                     303        1,200
                                                                          --------    ---------
         Net cash provided by financing activities                             299        1,099

Net change in cash                                                             (71)         326
Cash at beginning of period                                                  1,008          687
                                                                          --------    ---------
Cash at end of period                                                     $    937    $   1,013
                                                                          ========    =========
Cash paid for interest                                                    $    315    $   1,361
Income taxes (refunded) paid                                              $    (50)   $      62
Non-cash investing and financing
    Issuance of common stock for acquisitions                             $      -    $     124
    Issuance of common stock for bonuses                                  $      3    $       -
Redeemable preferred stock dividend                                       $    300    $       -

See accompanying notes to unaudited condensed consolidated financial statements.

                             BIZNESSONLINE.COM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE AND SHARE DATA)
                         Six Months Ended June 30, 2002

                                        Common Stock         Preferred Stock                                           Total
                                    -------------------    --------------------     Additional       Accumulated    Stockholders'
                                      Shares     Amount    Shares      Amount     Paid in Capital      Deficit        Deficit
                                    ----------   ------    ------    ----------   ---------------   -------------   ------------
Balance December 31, 2001           10,826,538   $  108         -    $        -   $        56,413   $     (75,305)  $    (18,784)

Dividends on redeemable
    preferred stock                          -        -         -             -              (300)              -           (300)

Issuance of common stock for
    employee services                   70,592        1         -             -                 2               -              3

Net loss                                     -        -         -             -                 -          (1,418)        (1,418)
                                    ----------   ------    ------    ----------   ---------------   -------------   ------------
Balance June 30, 2002               10,897,530   $  109         -    $        -   $        56,115   $     (76,723)  $    (20,499)
                                    ==========   ======    ======    ==========   ===============   =============   ============

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

     2) Debt and Funding of Operations

     a) Debt

     On March 16, 2000, we closed a $15 million senior secured credit facility from MCG Finance Corporation, our senior lender. On December 13, 2000 we amended the facility to increase the amount to $17 million and amended certain of the covenants. On December 31, 2001, we amended the facility again. On December 31, 2001, the lender converted $5 million of principal into 50,000 shares of senior preferred stock. The senior preferred stock represents 45% of the voting power of the combined class consisting of senior preferred stock and common stock. The lender also added past due interest of $1.5 million to the principal amount. The credit facility, which is now approximately $14.25 million, was also increased by an additional $750,000 and certain of the covenants were amended. The credit facility is secured by all of our assets.

     Under the amended MCG credit facility, the principal amount of the indebtedness is to be repaid using the following schedule:

        May 2003, August 2003, November 2003,    50% of excess cash flow for the
          February 2004 and May 2004               preceding quarter

        June 30, 2004                            remaining principal

     As of June 30, 2002, we were not in compliance with the requirements under our $14.25 million senior credit facility. However, we have received a waiver from MCG of our non-compliance. In the future we may continue to not be in compliance with the financial covenants. If we were to be in default and if the default is not cured, or waived by our lender, the lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our redeemable preferred stock, and/or foreclosure on our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there are likely to be insufficient assets remaining for any distribution to shareholders.

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

     b) Going Concern

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

     3) Implementation of Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We adopted Statement 142 on January 1, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations since all acquisition related goodwill and intangibles were impaired and written off prior to the adoption of this statement as discussed below. The table below presents the required disclosure of results of operations had the Company not been required to amortize goodwill in periods prior to the write-off.

     In September 30, 2001 we wrote down the carrying value of our goodwill by $5.4 million to zero. The write down was a result of a decline in revenue in the third quarter and due to a breakdown of negotiations on a potential sale of the Company in the third quarter 2001, we evaluated a number of factors in coming to the decision that the goodwill had become impaired. The factors evaluated included the discounted cash flows to be received from the operations of the Company, including proceeds from the potential sale of the Company along with comparing the purchase price paid, as a multiple of revenue, and comparing that multiple to current comparable multiples. We also evaluated recent merger and acquisition activity in order to determine the current net realizable value of goodwill. As our business has not improved and the market for companies in our sector continues to show declines in value, we conducted this discounted cash flows analysis and concluded that additional goodwill impairment charge was required. Based on our analysis, we wrote off the remaining goodwill, but concluded that future cash flows and asset values were sufficient to support the current carrying value of our other long-lived assets.

     Amortization expense and net income of the Company is as follows:

                                                    For the year ended
                                 June                   December 31,
                                 2002              2001               2000
------------------------------------------------------------------------------
Net loss                         (1,418)           (21,920)           (49,204)
------------------------------------------------------------------------------
Add back: Goodwill                --                 4,354              9,322
Amortization
------------------------------------------------------------------------------
Adjusted Net Income              (1,418)           (17,566)           (39,882)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Basic and diluted earnings
per share
------------------------------------------------------------------------------
Net loss                          (0.16)             (2.13)             (5.36)
------------------------------------------------------------------------------
Goodwill amortization              --                  .42               1.01
------------------------------------------------------------------------------
Adjusted net income               (0.16)             (1.71)             (4.35)
------------------------------------------------------------------------------

     4) Litigation

     From time-to-time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

     5) Subsequent Event

     As disclosed in a press release issued August 2, 2002, our Chief Executive Officer has resigned his officer positions with the Company effective August 2, 2002. He may continue as a member of the Board until December 31, 2002. A new Chief Executive Officer, Ken Baritz, was appointed. Mr. Baritz also assumed the position of Chairman of the Board. In addition to Mr. Baritz, Michael E. Burman and Ronald W. Gavillet joined the Company's Board of Directors.

     We have entered into a severance agreement with our former Chief Executive Officer under which he will receive a $175,000 severance payment and receive $75,000 for consulting services. Also, our Chief Financial Officer has resigned effective September 2, 2002. He will receive a $150,000 severance payment and an additional $75,000 for consulting services. Under each of the severance agreements, the former employees have agreed to non-competition and non-solicitation provisions for a twelve-month period following his respective resignation of employment and any directorships held with the Company. The parties also agreed to a mutual release of claims.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This filing contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of BiznessOnline.com, Inc. and members of its management team. Prospective investors and stockholders are cautioned that any forward-looking statements are not guarantees of future performance, and involve uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, reflecting changed assumptions or the occurrence of unanticipated events or changes to future operating results over time.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

We recorded revenue of $4.2 million during the quarter, a decrease of $2.0 million, or 32%, from $6.2 million in the second quarter of 2001. We experienced revenue declines in each product and market. The decline was partially a result of a weakening in the economy resulting in less usage of our products. Also, there was a decline in our ability to attract new customers due to the uncertainty about our ability to continue operations and the trend of customers retaining the services of larger competitors. Additionally, our dialup Internet customer base in Connecticut was sold in August 2001 resulting in a $.6 million sales decrease in the second quarter of 2002, compared to 2001.

The following table provides a comparison of connectivity and operations, sales and marketing, and general and administrative expenses as a percentage of revenues:

                                         QUARTER ENDED
                                            JUNE 30
                                         2002      2001
                                         ----      ----
Connectivity and operations              61.0%     79.2%
Sales and marketing                      12.5%     13.7%
General and administrative               24.6%     13.6%

Connectivity and operations expenses decreased $ 2.3 million, from $4.9 million to $2.6 million. The decrease was primarily a result of the consolidations of services and operating centers provided upon completion of acquisitions we completed during the first half of 2000 and to a lower volume of sales. This consolidation was substantially completed in the second half of 2001.

Sales and marketing expenses decreased $.3 million, from $.8 million to $.5 million. The decrease is primarily attributable to less advertising and less sales personnel during 2002 as a result of cost saving actions taken to improve our operating results.

General and administrative expenses increased $.2 million, from $.8 million to $1.0 million.

Depreciation expense remained at $.6 million.

Amortization expense decreased $1.4 million, from $1.4 million to $0. The decrease was a result of the write down of goodwill, which occurred in the fourth quarter of 2000 and in the third quarter of 2001.

Interest expense, net was $.3 million for the quarter ended June 30, 2002, as compared to interest expense, net of $1.1 million during the same period of 2001. The difference was primarily a result of a lower outstanding debt and lower interest rate during 2002 as compared to the second quarter of 2001.

Net loss applicable to common shares for the quarter ended June 30, 2002 was $.8 million, or $0.08 per share, as compared to $3.7 million, or $0.37 per share during 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

We recorded revenue of $9.1 million during the first six months of 2002, a decrease of $4.2 million, or 32%, from $13.3 million in the first half of 2001. We experienced revenue declines in each product and market. The decline was partially a result of a weakening in the economy resulting in less usage of our products. Also, there was a decline in our ability to attract new customers due to the uncertainty about our ability to continue operations and the trend of customers retaining the services of larger competitors. Additionally, our dialup Internet customer base in Connecticut was sold in August 2001 resulting in a $1.2 million decrease in sales in the first half of 2002, compared to 2001.

The following table provides a comparison of connectivity and operations, sales and marketing and general and administrative expenses as a percentage of revenues:

                                         Six Months Ended
                                             June 30
                                         ----------------
                                         2002        2001
                                         ----        ----
     Connectivity and operations         65.9%       74.6%
     Sales and marketing                 10.8%       12.2%
     General and administrative          18.9%       15.3%

Connectivity and operations expenses decreased $3.9 million, from $9.9 million to $6.0 million. The decrease was primarily a result of the consolidations of services and operating centers provided upon completion of acquisitions we completed during the first half of 2000 and to a lower volume of sales.

Sales and marketing expenses decreased $.6 million, from $1.6 million to $1.0 million. The decrease is primarily attributable to less advertising and less sales personnel during 2002 as a result of cost saving actions taken to improve our operating results.

General and administrative expenses decreased $.3 million, from $2.0 million to $1.7 million. The decrease was primarily a result of the consolidations of services and operating centers provided upon completion of acquisitions we completed during the first half of 2000.

Depreciation expense decreased $.1 million, from $1.3 million to $1.2 million.

Amortization expense decreased $2.9 million, from $2.9 million to $0. The decrease was a result of the write down of goodwill, which occurred in the fourth quarter of 2000 and in the third quarter of 2001. Unless we acquire additional intangible assets, there will be no amortization in future years.

Interest expense, net was $.8 million for the six months ended June 30, 2002, as compared to interest expense, net of $6.5 million during the same period of 2001. The difference was primarily a result of a lower outstanding debt and lower interest rate during 2002 as compared to the first six months of 2001 along with the expensing of the remaining discount on the debt of $4.3 million.

Net loss applicable to common shares for the six months ended June 30, 2002 was $1.7 million, or $0.16 per share, as compared to $11.1 million, or $1.12 per share during 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had $0.9 million of cash and cash equivalents, a decrease of $0.1 million from December 31, 2001. Net cash used by operating activities was $.3 million, primarily as a result of the net loss for the period. Net cash provided by investing activities was $4 thousand. Net cash provided by financing activities was $.3 million, primarily as a result of additional borrowings under our senior secured credit facility with MCG Finance Corporation.

As of June 30, 2002, we were not in compliance with the requirements under our $14.25 million senior credit facility. However, we have received a waiver and agreement from MCG permanently waiving any defaults created thereby for the period and allowing us to remain in compliance. In the future, we may not be in compliance with the financial covenants. If we were to be in default and if the default is not cured, or waived by our lender, the lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our redeemable preferred stock, and/or foreclosure on our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there are likely to be insufficient assets remaining for any distribution to shareholders.

We believe that our available cash, additional borrowings available to us under our debt agreement and cash flow from operations may not be sufficient to fund our operations, and service our debt requirements beyond 2002, or give us the ability to acquire Internet service providers and telecommunications companies in accordance with our historical growth strategy without a comprehensive plan to address our operating deficit and our capital needs. Towards that end, we have taken a number of steps to reduce our costs and expenses, as follows:

     - We have closed offices which we no longer needed and reduced personnel expenses accordingly
     - We have evaluated each of our product lines and our gross margin per customer and have eliminated products, customers or markets that were not profitable.

Our existing cash and cash equivalents, additional borrowings available to us under our debt agreement and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs for 2002. In order to continue operations and comply with our debt service requirements beyond 2002, including our restrictive covenants, we may require an additional capital infusion and/or we may need to again restructure our existing debt. In the event we violate the restrictive covenants our lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our redeemable preferred stock, and/or foreclosure on our assets securing the debt. In view of the relatively tight capital markets that we have experienced over the past 18 - 24 months, we can provide no assurance that additional capital will be available to us to fund our cash requirements including interest payments on our senior debt for this year or thereafter or if we violate our covenants, that we will be able to further restructure our existing debt.

Investors in our securities should consider the risk that we may be required to cease operations during the year or thereafter, particularly if we are unsuccessful in acquiring a capital infusion, restructuring our debt or completing a strategic transaction, in which case our common stock may have no value. All statements set forth in this Form 10-Q are qualified by reference to those facts.

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

EFFECTS OF INFLATION

We do not believe that inflation has had a material impact on our results of operations during the three months ended June 30, 2002.

MATTERS INVOLVING SENIOR DEBT

On December 31, 2001, our lender converted $5 million of principal of the original $17 million credit facility into 50,000 shares of senior preferred stock. The senior preferred stock represents 45% of the voting power of the combined class consisting of senior preferred stock and common stock. Our lender also added past due interest of $1.5 million to the principal amount. The credit facility was also increased by an additional $750,000 of which we have borrowed approximately $300,000 as of June 30, 2002, and some of the covenants were amended. The credit facility, which is now approximately $14.25 million, of which approximately $13.8 million was outstanding as of June 30, 2002, is secured by all of our assets. During 2001, our lender received 690,328 shares of common stock, warrants to purchase 717,093 at $0.01 per share, 375,487 shares at $0.507025 per share, and 659,775 shares at $0.01 per share, subject to certain anti-dilution and other adjustments. In connection with the December 31, 2001 amendment, we granted the lender a warrant to purchase 10,124,384 shares of common stock at an exercise price of $0.01 per share, subject to certain anti-dilution and other adjustments and all other warrants were cancelled. The shares of common stock acquirable upon exercise of the lender's warrants, together with the senior preferred stock issued to the lender, represents 45% of the voting power of the combined class consisting of senior preferred stock and common stock.

As of June 30, 2002, we were not in compliance with the requirements under our $14.25 million senior credit facility. However, we have received a waiver and agreement from MCG permanently waiving any defaults created thereby for the period and allowing us to remain in compliance. In the future we may not be in compliance with the financial covenants. If we were to be in default and if the default is not cured, or waived by our lender, the lender could seek remedies against us, including penalty rates of interest, immediate repayment of the debt, redemption of our redeemable preferred stock, and/or foreclosure on our assets securing the debt. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Certain of our critical accounting policies and judgments are of a recurring nature, such as those for revenue recognition and allowance for doubtful accounts receivable, and others are of a nonrecurring nature, such as those for the impairment assessments. Each of these critical areas is addressed below.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. We adopted Statement 141 on July 1, 2001. Statement 142 requires that companies no longer amortize goodwill, but instead test goodwill impairment at least annually (or more frequently if impairment indicators arise). Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives of other intangible assets within the first interim quarter after the adoption of Statement 142. We adopted Statement 142 on January 1, 2002. As of December 31, 2001 the carrying value of goodwill had been written down to $0.

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

In July 2002 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

Previous accounting guidance was provided by EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe the impact of adopting SFAS No. 146 will have a material impact on our financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

          On June 24, 2002, the Company issued 70,592 shares of its common stock to two former employees as bonus compensation pursuant to their employment agreements with the Company. Said employees were former owners and founders of a company we acquired in 1999 pursuant to a merger agreement in which we issued stock to such persons as part of the acquisition price. Said issuances were made in transactions not involving a public offering without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Act. Each person acknowledged and represented to the Company in writing that such person understood and agreed that the shares of common stock to be issued in such transactions would not be registered under the Securities Act of 1933; would be acquired solely for their own account without any present intention of resale or distribution; and could not be resold without registration under the Securities Act of 1933 or in compliance with an available exemption from registration. Each person also acknowledged that such person was able to bear the economic risk of an investment in the common stock and could afford a complete loss of such investment, and that such person had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters relating to the acquisition of the common stock of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At BiznessOnline.com, Inc.'s Annual Meeting of Stockholders held June 8, 2002, the following proposals were adopted by the margins indicated.

     1. Election of a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

     Nominee Director                  For            Withheld
     ----------------                ---------        ---------
     Mark E. Munro                   6,022,636        1,010,568
     S. Keith London                 6,022,886        1,010,318
     John B. Fraser                  6,023,436        1,009,768

     2. Approval of the BiznessOnline.com, Inc. 2002 Stock Plan.

     Shares For            Shares Against            Abstain           Not Voted
     ----------            --------------            -------           ---------
      3,437,725                 1,233,773             22,077           2,339,629

          The representative of the holders of all of our outstanding senior preferred stock was present at the meeting thereby establishing a quorum but did not take any action with respect to the proposals; and therefore, all of the shares of our senior preferred stock were treated as non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            10.43* Third Amendment to Employment Agreement between the Company and Daniel J. Sullivan, dated as of June 1, 2002

            10.44* Severance and Mutual Release Agreement between the Company and Daniel J. Sullivan, dated as of August 2, 2002

            10.45* Severance and Mutual Release Agreement between the Company and Mark E. Munro, dated August 2, 2002

            11 Statement re Computation of Per Share Earnings

            99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

        (b) Reports on Form 8-K:

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002              BiznessOnline.com, Inc.


                              By    /s/Daniel J. Sullivan
                                 --------------------------------------------
                                 Daniel J. Sullivan
                                 Vice President and Chief Financial Officer
                                 (Authorized Officer on behalf of Registrant and
                                  Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description
10.43*              Third Amendment to Employment Agreement between the Company and Daniel J. Sullivan, dated as of June 1, 2002

10.44* Severance and Mutual Release Agreement between the Company and Daniel J. Sullivan, dated as of August 2, 2002

10.45* Severance and Mutual Release Agreement between the Company and Mark E. Munro, dated August 2, 2002

11                  Statement re Computation of Per Share Earnings

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002